Form 10-Q
period 2021-06-30
Abri SPAC I, Inc.
filed 2021-09-20
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40723

ABRI SPAC I, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2861807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9663 Santa Monica Blvd., No. 1091 Beverly Hills, CA 90210

(Address of principal executive offices)

(424) 732-1021

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Redeemable Warrant	ASPAU	Nasdaq Capital Market

Common Stock, par value $0.0001 per share	ASPA	Nasdaq Capital Market

Warrants, each exercisable for one share of Common Stock for $11.50 per share	ASPAW	Nasdaq Capital Market

As of September 20, 2021, 7,443,650 shares of common stock, $0.0001 par value, were issued and outstanding.

ABRI SPAC I, INC.

FOR THE PERIOD MARCH 18, 2021 (INCEPTION) TO JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ABRI SPAC I, INC.

BALANCE SHEETS

	June 30, 2021	April 12, 2021
	(Unaudited)	(Audited)
ASSETS

Current assets - cash	$117,081	$-
Deferred offering costs	219,184	100,000
Total assets	336,265	100,000

Total assets	$336,265	$100,000

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,593	$495
Accrued offering costs	4,106	75,000
Note payable - related party	300,000	-
Total liabilities	342,699	75,495

Commitments and Contingencies (Note 6)

Stockholder's equity (deficit):
Common stock, par value $0.0001, 5,000,000 shares authorized; 1,437,500 shares issued and outstanding as of June 30, 2021 and April 12, 2021 (1)	144	144
Additional paid-in capital	24,856	24,856
Accumulated deficit	(31,434)	(495)
Total stockholder's equity (deficit)	(6,434)	24,505
Total liabilities and stockholder's equity (deficit)	$336,265	$100,000

(1)	Includes up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

STATEMENTS OF OPERATIONS

	For the Period from April 12, 2021 through	For the Period from Inception (March 18, 2021) through
	June 30, 2021	April 12, 2021
	(Unaudited)	(Audited)

Operating expenses	$30,939	$495
Loss from operations	(30,939)	(495)

Loss before income taxes	(30,939)	(495)
Benefit from (provision for) income taxes	-	-

Net loss	$(30,939)	$(495)

Weighted-average common shares outstanding, basic and diluted(1)	1,250,000	1,250,000
Basic and diluted net loss per common share	$(0.02)	$(0.00)

(1)	Excludes up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 18, 2021 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders (1)	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(495)	(495)
Balance at April 12, 2021	1,437,500	144	24,856	(495)	24,505

Net loss	-	-	-	(30,939)	(30,939)
Balance at June 30, 2021 (unaudited)	1,437,500	$144	$24,856	$(31,434)	$(6,434)

(1)	Includes up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

STATEMENT OF CASH FLOWS

	For the Period from April 12, 2021 through	For the Period from Inception (March 18, 2021) through
	June 30, 2021	April 12, 2021
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,939)	$(495)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by third-party
Changes in operating assets and liabilities:
Deferred offering costs	(119,184)	-
Accounts payable	38,098	495
Accrued offering costs	(70,894)	-
Net cash used in operating activities	(182,919)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	300,000	-
	300,000	-

NET CHANGE IN CASH	117,081	-
Cash - Beginning of period	-	-
Cash - End of period	$117,081	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of founder shares for related party payables	$25,000	$25,000
Accrued offering costs	$4,106	$75,000

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 18, 2021 (INCEPTION) TO JUNE 30, 2021

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Abri SPAC I, Inc. (“Abri” or the “Company”) was incorporated in the State of Delaware on March 18, 2021. The Company’s business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (our “Initial Business Combination”). The Company has selected December 31 as its fiscal year end. Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Abri SPAC I, Inc.

As of June 30, 2021 and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through June 30, 2021 relates to the Company’s formation and raising funds through its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement pursuant to which the Company registered its securities offered in the Initial Public Offering was declared effective on August 9, 2021. On August 12, 2021, the Company consummated its Initial Public Offering of 5,000,000 units (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, generating gross proceeds of $50,000,000 and incurring offering costs of $973,988. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company completed the private sale of 276,250 units (the “Placement Units”) to Abri Ventures I, LLC, the Company’s sponsor (the “Sponsor”) at a purchase price of $10.00 per Placement Unit, generating gross proceeds to the Company of $2,762,500.

Following the closing of the Initial Public Offering on August 12, 2021, an amount of $50,000,000 net proceeds from the Initial Public Offering and sale of the Placement Units was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account, the Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

On August 19, 2021, the underwriters notified the Company of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 additional Units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,339,200. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating additional gross proceeds of $183,480. A total of $7,339,200 of the net proceeds from the sale of the Additional Units and the Additional Private Units was deposited in the Trust Account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account on that date to $57,339,200.

The stock exchange listing rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable) at the time of the Company signing a definitive agreement in connection with the Initial Business Combination. The Company will only complete an Initial Business Combination if the post-Initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The payment to the Company’s Sponsor of a monthly fee of $10,000 is for general and administrative services including office space, utilities and secretarial support which the Company records as operating expense on its statement of operations. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our Initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our Initial Business Combination. This arrangement is being agreed to by its Sponsor for our benefit. We believe that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person. This arrangement will terminate upon completion of our Initial Business Combination or the distribution of the Trust Account to our public stockholders. Other than the $10,000 per month fee, no compensation of any kind (including finder’s fees, consulting fees or other similar compensation) will be paid to our insiders, members of our management team or any of our or their respective affiliates, for services rendered to us prior to or in connection with the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after our Initial Business Combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after our Initial Business Combination.

The funds outside of the Trust Account are for our working capital requirements in searching for our Initial Business Combination. The allocation such funds represents our best estimate of the intended uses of these funds. If our estimate of the costs of undertaking due diligence and negotiating our Initial Business Combination is less than the actual amount necessary to do so, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our insiders, members of our management team or third parties, but our insiders, members of our management team or third parties are not under any obligation to advance funds to, or invest in, us.

We will likely use substantially all of the net proceeds of this offering, including the funds held in the Trust Account, in connection with our Initial Business Combination and to pay our expenses relating thereto, including the deferred underwriting commission payable to the underwriter in an amount equal to 3.0% of the total gross proceeds raised in the offering upon consummation of our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our Initial Business Combination, the proceeds held in the Trust Account which are not used to consummate an Initial Business Combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways, including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products.

To the extent we are unable to consummate an Initial Business Combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have agreed not to seek repayment of such expenses.

We believe that we will not have sufficient available funds to operate for up to the next 12 months (or up to 18 months from the Initial Public Offering if we are required to extend the period of time to consummate an Initial Business Combination), assuming that our Initial Business Combination is not consummated during that time. However, if necessary, in order to meet our working capital needs following the consummation of this offering, our insiders may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our Initial Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of the notes may be converted upon consummation of our Initial Business Combination into additional Private Warrants at a price of $1.00 per warrant. Notwithstanding, there is no guarantee that the Company will receive such funds. Our stockholders have approved the issuance of the Private Warrants upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our Initial Business Combination. If we do not complete an Initial Business Combination, any loans and advances from our insiders or their affiliates, will be repaid only from amounts remaining outside our Trust Account, if any.

The Company’s Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their insider shares and any public shares they may hold in connection with the completion of our Initial Business Combination. In addition, our Sponsor and its officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their insider shares if we fail to complete our Initial Business Combination within the prescribed time frame. However, if its Sponsor or any of its officers, directors or affiliates acquire public shares in or after this offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Initial Business Combination within the prescribed time frame.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share.

The shares of common stock subject to redemption was classified as temporary equity upon the completion of the Initial Public Offering and will subsequently be accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Initial Business Combination.

The Company will have only 12 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the Initial Business Combination. However, if we are not able to consummate the Initial Business Combination within 12 months, we will be required to extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete an Initial Business Combination). The Sponsor and its affiliates or designees are obligated to fund the Trust Account to extend the time for the Company to complete its Initial Business Combination. If the Company is unable to complete its Initial Business Combination within such 12-month period from the closing of the Initial Public Offering or during any mandatory extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its Initial Business Combination within the 12-month time period or during any extension period.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, as a global pandemic. This has resulted in governments enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to business, resulting in a global economic slowdown. Equity markets have experienced significant volatility and weakness and the governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on the Company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19 and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

In response to COVID-19, the Company has implemented working practices to address potential impacts to its operations, employees and customers, and will take further measures in the future if and as required. At present, we do not believe there has been any appreciable impact on the Company specifically associated with COVID-19.

Going Concern and Management Liquidity Plans

As of June 30, 2021 and as of August 12, 2021 (our latest audited balance sheet date), the Company had cash of $117,081 and $477,409, respectively, and working capital (deficit) of approximately $(225,618) and $703,839, respectively. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

Accordingly, the accompanying financial statement has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statement of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Statements

The accompanying unaudited financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2021, and its results of operations for the three months ended June 30, 2021 and for the period from March 18, 2021 (inception) to June 30, 2021. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, we had no cash balances in bank deposit accounts that exceeded federally insured limits.

Cash Held in Trust Account

Following the closing of the Initial Public Offering on August 12, 2021, an amount of $50,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of the ordinary shares or the statement of operations based on the relative value of the common shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, as of June 30, 2021, the Company had incurred $219,184 of deferred offering costs and, as of our Initial Public Offering, on August 12, 2021, offering costs in the aggregate of $973,988 were recognized, all of which was allocated to the common shares, reducing the carrying amount of such shares as of such date.

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 480, Distinguishing Liabilities from Equity, under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, upon issuance, the Company will classify the Private Warrants as liabilities at their fair value and will adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants will be initially and subsequently measured at the end of each reporting period, using a Monte Carlo simulation.

The Company’s Public Warrants are accounted for and will be presented as equity.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value and as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and will recognize changes in redemption value in accumulated deficit over an 18-month period leading up to an Initial Business Combination. On August 12, 2021, the latest audited balance sheet date upon the closing of the Initial Public Offering, the Company had not recorded any accretion.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. There are no outstanding dilutive or potentially dilutive instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

On August 12, 2021, the Company consummated its Initial Public Offering of 5,000,000 Units at $10.00 per Unit, generating gross proceeds of $50,000,000 and incurred offering costs of $2,223,988, consisting of $1,250,000 of underwriting fees and expenses and $973,988 of costs related to the Initial Public Offering. Additionally, the Company recorded deferred underwriting commissions of $1,500,000 (increasing up to $1,725,000 if the underwriter’s over-allotment option is exercised in full) payable only upon completion of our Initial Business Combination. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company completed the private sale of 276,250 Placement Units to its Sponsor at a purchase price of $10.00 per Placement Unit, generating gross proceeds to the Company of $2,762,500.

On August 19, 2021, the underwriters notified the Company of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 Additional Units at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,339,200. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Additional Private Units, generating additional gross proceeds of $183,480. A total of $7,339,200 of the net proceeds from the sale of the Additional Units and the Additional Private Units was deposited in the Trust Account.

NOTE 4 — RELATED PARTY TRANSACTIONS

Sponsor Shares

On April 12, 2021, the Company’s sponsor, Abri Ventures I, LLC (the “Sponsor”) purchased 1,437,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

Private Units

On August 12, 2021, our Sponsor purchased an aggregate of 276,250 private units in a private placement that closed simultaneously with the closing of Initial Public Offering. The private units are comprised of one share of common stock and one redeemable warrant, each exercisable to purchase one share of common stock at $11.50 per share and are otherwise identical to the public warrants in the Initial Public Offering.

On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Additional Private Units, generating additional gross proceeds of $183,480.

All of the proceeds we received from this private placement of units were added to the proceeds from the Initial Public Offering to pay for the expenses of the Initial Public Offering and to be held in the Trust Account. If we do not complete our Initial Business Combination within 12 months from the closing of this Initial Public Offering (or up to 18 months), the proceeds of the sale of the private units will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the private units and underlying warrants will be worthless.

Promissory Note — Related Party

On April 20, 2021, the Company entered a promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the Initial Public Offering. The note was non-interest bearing, unsecured and payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated the Initial Public Offering. As of June 30, 2021, $300,000 was outstanding under the note. This outstanding promissory note was paid on August 12, 2021.

Administrative and Support Services

The Company entered into an administrative services agreement pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services, which the Company records as operating expense on its statement of operations. Upon the completion of the Initial Business Combination or our liquidation, the Company will cease paying these monthly fees.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement that was signed as of the effective date of the Initial Public Offering. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our Initial Business Combination. The holders of the Founder Shares have agreed not to transfer, assign or sell any of the such shares (except to certain permitted transferees) until, with respect to 50% of such shares, the earlier of six months after the date of the consummation of our Initial Business Combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of our Initial Business Combination and, with respect to the remaining 50% of such shares, six months after the date of the consummation of our Initial Business Combination, or earlier in each case if, subsequent to our Initial Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Founder Shares will be held in escrow with Continental Stock Transfer & Trust Company during the period in which they are subject to the transfer restrictions described above.

Unit Purchase Option

We sold to the underwriters, for $100, an option to purchase up to a total of 300,000 units (or up to 345,000 if the over-allotment is exercised in full) exercisable, in whole or in part, at $11.50 per unit, commencing on the consummation of our Initial Business Combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the commencement of sales in this offering. The option and the 300,000 units, as well as the 300,000 shares of common stock, and the warrants to purchase 300,000 shares of common stock that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement or the commencement of sales in the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Company’s initial prospectus except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights of the securities directly and indirectly issuable upon exercise of the option. Notwithstanding the foregoing, the underwriters and their related persons may not (i) have more than one demand registration right at our expense, (ii) exercise their demand registration rights more than five (5) years from the effective date of the registration statement, and (iii) exercise their “piggy-back” registration rights more than seven (7) years from the effective date of the registration statement. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of common stock at a price below its exercise price. We will have no obligation to net cash settle the exercise of the purchase option or the warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying warrants, the purchase option or warrants, as applicable, will expire worthless.

As of August 12, 2021, the Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

NOTE 6 — STOCKHOLDER’S EQUITY

Common Stock

The Company is authorized to issue an aggregate of 5,000,000 shares of common stock having a par value of $0.0001 per share. From inception, March 18, 2021 through August 12, 2021, the Company issued 1,437,500 founder shares of common stock at a price of $0.0001 per share for total receivable of approximately of $25,000. These Founder Shares held by our Sponsor included up to 187,500 shares which were subject to forfeiture by the stockholder if the underwriters of the Company’s Initial Public Offering did not fully or in part exercise their over-allotment option. On August 19, 2021, the underwriters notified the Company of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 Additional Units at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,339,200. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Additional Private Units, generating additional gross proceeds of $183,480. The balance of the Additional Private Units, or 402 Private Units, including 4,020 Founder Shares, were forfeited by the Sponsor.

Authorized Stock

Upon the effectiveness of the Company’s registration statement on August 9, 2021, the Company amended and restated its certificate of incorporation to authorize the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

Public and Private Warrants

Once issued, each whole warrant entitles the registered holder to purchase one common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the completion of an Initial Business Combination and one year from the consummation of the Company’s Initial Public Offering. The warrants will expire five years after the completion of our Initial Business Combination, or earlier upon redemption.

No public warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares. It is our current intention to have an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares in effect promptly following consummation of an Initial Business Combination. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 90 days following the consummation of our Initial Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis.

We may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last sales price of our shares of common stock equals or exceeds $16.50 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the foregoing conditions are satisfied and we issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the shares of common stock may fall below the $16.50 trigger price as well as the $11.50 warrant exercise price per share after the redemption notice is issued and not limit our ability to complete the redemption.

The redemption criteria for our warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of our redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If we call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether we will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our shares of common stock at the time the warrants are called for redemption, our cash needs at such time and concerns regarding dilutive share issuances.

NOTE 7 — WARRANTS

On August 12, 2021, the Company consummated its Initial Public Offering of 5,000,000 Units at $10.00 per Unit, generating gross proceeds of $50,000,000, with each Unit consisting of one share of common stock, $0.0001 par value, and one redeemable warrant. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company completed the private sale of 276,250 Placement Units to its Sponsor at a purchase price of $10.00 per Placement Unit, generating gross proceeds to the Company of $2,762,500, with each Placement Unit consisting of one share of common stock, $0.0001 par value, and one redeemable warrant.

Upon consummation of our Initial Public Offering, we sold to the underwriters, for $100, an option to purchase up to a total of 300,000 units (or up to 345,000 if the over-allotment is exercised in full) exercisable, in whole or in part, at $11.50 per unit, commencing on the consummation of our Initial Business Combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the commencement of sales in this offering. The option and the 300,000 units, as well as the 300,000 shares of common stock, and the warrants to purchase 300,000 shares of common stock that may be issued upon exercise of the option have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of our registration statement, or August 9, 2021. As of August 12, 2021, the Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

On August 19, 2021, the underwriters notified the Company of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 Additional Units at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,339,200. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Additional Private Units, generating additional gross proceeds of $183,480, with each Additional Private Unit consisting of one share of common stock, $0.0001 par value, and one redeemable warrant.

Each Placement Unit, Additional Unit and Additional Private Unit are identical to the Unit from our Initial Public Offering except as described below.

The Sponsor has agreed to waive its redemption rights with respect to any shares underlying the private units (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto, to redeem 100% of our public shares if we do not complete our Initial Business Combination within 12 months from the completion of this offering (or up to 18 months from the closing of this offering if extended) or with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity and (iii) if we fail to consummate a business combination within 12 months from the completion of this offering (or up to 18 months from the closing of this offering if extended) or if we liquidate prior to the expiration of the 18 month period. However, the Sponsor will be entitled to redemption rights with respect to any public shares it holds if we fail to consummate a business combination or liquidate within the 18-month period.

The private units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of our Initial Business Combination except to permitted transferees.

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity.

Certain adjustments to the settlement amount of the Private warrants are based on a variable that is not an input to the fair value of an option as defined under ASC 815 — 40, and thus the warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company expects to classify each Private Warrant as a liability at its fair value, with subsequent changes in their respective fair values recognized in the statement of operations and comprehensive income (loss) at each reporting date.

The Company accounts for the Public Warrants as equity based on its initial evaluation that the Public Warrants are indexed to the Company’s own stock. The Public Warrants will be recorded at the amount of allocated proceeds and will not be remeasured every reporting period.

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company carries cash equivalents, marketable investments, Public and Private Warrants, at fair value. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 — Observable inputs, which include unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Observable inputs other than Level 1 inputs, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are based on management’s assumptions, including fair value measurements determined by using pricing models, discounted cash flow methodologies or similar techniques.

The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments.

Marketable investments classified within Level 2 of the fair value hierarchy are valued based on other observable inputs, including broker or dealer quotations, alternative pricing sources or U.S. Government Treasury yield of appropriate term. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

The Company’s warrant liability has been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Warrant liability as of June 30, 2021	$–	$–	$–	$–

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes pricing model are assumptions related to dividend yield, term, volatility and risk-free rate. The Company estimates the volatility of its common shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing our Initial Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The fair value of the Private Placement Warrants from the private placement that closed simultaneously with the closing of the Initial Public Offering was approximately $165,750, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 13.5%, exercise price of $11.50 and risk-free rate of 0.81%.

NOTE 9 — INCOME TAXES

The Company accounts for income taxes under ASC 740 - Income Taxes (“ASC 740”), which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required because it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company has incurred losses from inception through June 30, 2021 but has no material deferred tax assets as of June 30, 2021

The Company is subject to franchise tax filing requirements in the State of Delaware.

NOTE 10 — SUBSEQUENT EVENTS

On August 12, 2021, the Company consummated its Initial Public Offering of 5,000,000 Units at $10.00 per Unit. Simultaneously with the consummation of the closing of the Initial Public Offering, the Company completed the private sale of 276,250 Placement Units to its Sponsor at a purchase price of $10.00 per Placement Unit (see Note 3).

On August 19, 2021, the underwriters notified the Company of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 Additional Units at $10.00 per Additional Unit (see Note 3 and 7).

On August 12, 2021, our Sponsor purchased an aggregate of 276,250 private units in a private placement that closed simultaneously with the closing of Initial Public Offering. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Additional Private Units (see Note 4).

On April 20, 2021, the Company entered a promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the Initial Public Offering. The note was non-interest bearing, unsecured and payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated the Initial Public Offering. As of June 30, 2021, $300,000 was outstanding under the note. This outstanding promissory note was paid on August 12, 2021.

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than above, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us”, “our” or the “Company” refer to Abri SPAC I, Inc. and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, and including but not limited to statements regarding the Company or the Company’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, included in this Quarterly Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Information concerning these and other factors can be found in the Company’s filings with the SEC, including those set forth in the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”). Copies are available on the SEC’s website, www.sec.gov. In light of the significant uncertainties in forward-looking statements, you should not regard such statements as a representation or warranty that the Company will achieve its objectives and plans in any specified timeframe, or at all, and you should not place undue reliance on any forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, except as may be required by law.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

As of June 30, 2021 and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through June 30, 2021 relates to the Company’s formation and raising funds through its Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The stock exchange listing rules provide that the initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined in these financial statements hereto) (excluding the deferred underwriting commissions and taxes payable) at the time of the Company signing a definitive agreement in connection with the initial business combination. The Company will only complete an initial business combination if the post-initial business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. There is no assurance that the Company will be able to successfully effect an initial business combination.

To the extent we are unable to consummate an initial business combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have agreed not to seek repayment of such expenses.

Results of Operations

All activities through June 30, 2021 were related to the Company’s organizational activities, and preparation for the Company’s Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. Subsequent to our Initial Public Offering on August 12, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three months ended June 30, 2021 and for the period from inception (March 18, 2021) through June 30, 2021, we had net losses of $30,939 and $31,434, respectively, consisting mainly of legal and professional fees for our formation. The Company has no material deferred tax assets as of June 30, 2021.

Liquidity and Capital Resources

Our liquidity needs had been satisfied prior to the consummation of our Initial Public Offering on August 12, 2021 through a capital contribution of $25,000 by our sponsor for 1,437,500 shares of our common stock, or founder shares, and the principal amount of $300,000 received from our sponsor under a promissory note (see Notes 1 and 4).

As of June 30, 2021 and as of August 12, 2021 (our latest audited balance sheet date), we had cash of $117,081 and $477,409, respectively, and working capital (deficit) of approximately $(225,618) and $703,839, respectively. Our liquidity needs prior to the consummation of our Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of our Initial Public Offering, we expect that we will need additional capital to satisfy our liquidity needs beyond the net proceeds from the consummation of our Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2021.

In connection with our initial business combination, we are obligated to pay our expenses relating thereto, including the deferred underwriting commission payable to our underwriter in an amount equal to 3.0% of the total gross proceeds raised in the offering, or $1,500,000, upon consummation of our initial business combination.

Upon consummation of our Initial Public Offering, we sold to our underwriters, for $100, an option to purchase up to a total of 300,000 units (or up to 345,000 if the over-allotment is exercised in full) exercisable, in whole or in part, at $11.50 per unit, commencing on the consummation of our initial business combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the commencement of sales in our Initial Public Offering. The option and the 300,000 units, as well as the 300,000 shares of common stock, and the warrants to purchase 300,000 shares of common stock that may be issued upon exercise of the option have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of our registration statement, or August 9, 2021.

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See Note 1 to our financial statements for further information on our critical accounting policies.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the private units held in the trust account were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on August 11, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On August 12, 2021, we consummated our Initial Public Offering of 5,000,000 units (the “Units”). Each Unit consisted of one share of common stock, par value $0.0001 per share (“Common Stock”) and one redeemable warrant (“Warrant”) to purchase one share of Common Stock. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments.

Simultaneously with the closing of the IPO, we consummated a private placement (“Private Placement”) with Abri Ventures I, LLC, our sponsor, of 276,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,762,500. As of August 12, 2021, a total of $50,000,000 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

On August 19, 2021, the underwriters partially exercised the over-allotment option, and the closing of the sale of the additional Units pursuant to the over-allotment option occurred on August 23, 2021. The issuance by the Company of 733,920 over-allotment option units at a price of $10.00 per unit resulted in gross proceeds of $7,339,200. Additionally, the sponsor purchased 18,348 Private Units generating gross proceeds of $183,480. Since the underwriters did not exercise their over-allotment option in full, 4,020 shares of common stock issued to the sponsor prior to the IPO and the Private Placement, were forfeited for no consideration. As of September 20, 2021, a total of $57,339,200 of the net proceeds from our Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to the underwriters in an amount equal to 3.0% of the total gross proceeds raised in the Initial Public Offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We paid a total of $1,250,000 in underwriting discounts and commissions and $512,500 for other costs and expenses related to our Initial Public Offering.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Abri SPAC I, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2021).
4.1	Warrant Agreement, dated August 9, 2021, by and between Abri SPAC I, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Abri SPAC I, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Abri SPAC I, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021).
4.3	Specimen Share of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Abri SPAC I, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Abri SPAC I, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021).
10.1.1	Letter Agreement, dated August 9, 2021, by and among Abri SPAC I, Inc., its executive officers and its directors, (incorporated by reference to Exhibit 10.1.1 of Abri SPAC I, Inc.’s Current Report on Form 8 K filed with the SEC on August 13, 2021).
10.1.2	Letter Agreement, dated August 9, 2021, by and between Abri SPAC I, Inc. and the Sponsor, Abri Ventures I, LLC, (incorporated by reference to Exhibit 10.1.2 of Abri SPAC I, Inc.’s Current Report on Form 8 K filed with the SEC on August 13, 2021).
10.2	Investment Management Trust Agreement, dated August 9, 2021, by and between Abri SPAC I, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of Abri SPAC I, Inc.’s Current Report on Form 8 K filed with the SEC on August 13, 2021).
10.3	Registration Rights Agreement, dated August 9, 2021, by and among Abri SPAC I, Inc., the Sponsor, Abri Ventures I, LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of Abri SPAC I, Inc.’s Current Report on Form 8 K filed with the SEC on August 13, 2021).
10.4	Indemnity Agreements, each dated as of August 9, 2021, by and between Abri SPAC I, Inc. and each of the officers and directors of Abri SPAC I, Inc. (incorporated by reference to Exhibit 10.6 of Abri SPAC I, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021).
10.5	Private Placement Units Purchase Agreement, dated August 9, 2021, by and between Abri SPAC I, Inc., and the Sponsor, Abri Ventures I, LLC (incorporated by reference to Exhibit 10.5 of Abri SPAC I, Inc.’s Current Report on Form 8 K filed with the SEC on August 13, 2021).
10.6	Stock Escrow Agreement, dated August 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.7 of Abri SPAC I, Inc.’s Current Report on Form 8 K filed with the SEC on August 13, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRI SPAC I, INC.

By:	/s/ Jeffrey Tirman
Jeffrey Tirman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Christopher Hardt
Christopher Hardt
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 20, 2021