Form 10-Q
period 2021-09-30
Abri SPAC I, Inc.
filed 2021-11-12
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 12, 2021, 7,461,998 shares of common stock, $0.0001 par value, were issued and outstanding.

ABRI SPAC I, INC.

FOR THE PERIOD MARCH 18, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2021 (unaudited) and for the Period from March 18, 2021 (Inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Period from March 18, 2021 (Inception) through September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the Period from March 18, 2021 (Inception) through September 30, 2021 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Mine Safety Disclosures	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	20

SIGNATURES		21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ABRI SPAC I, INC.

CONDENSED BALANCE SHEET

September 30, 2021
(Unaudited)
ASSETS
Current assets:
Cash	$350,839
Prepaid expenses	388,203
Total current assets	739,042

Cash held in Trust Account	57,339,341
Total assets	$58,078,383

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$142,488
Warrant liability	126,677
Total current liabilities	269,165
Deferred underwriting commissions	1,500,000
Total liabilities	1,769,165

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized; 5,733,920 and 0 shares issued and outstanding	51,192,250
Stockholders’ equity:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,728,078 and
1,437,500 shares issued and outstanding	173
Additional paid-in capital	5,393,530
Accumulated deficit	(276,735)
Total stockholders’ equity	5,116,968
Total liabilities, redeemable common stock and stockholders’ equity	$58,078,383

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Period from March 18, 2021 (Inception) through
	September 30, 2021	September 30, 2021
	(Unaudited)	(Unaudited)

Operating expenses	$295,815	$327,249
Loss from operations	(295,815)	(327,249)

Other income:
Interest income	432	432
Change in fair value of warrant liability	50,082	50,082
	50,514	50,514

Loss before income taxes	(245,301)	(276,735)
Benefit from (provision for) income taxes	-	-

Net loss	$(245,301)	$(276,735)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	2,998,094	1,407,269
Basic and diluted net income per share, redeemable shares subject to redemption	$0.02	$0.11

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	1,584,633	1,323,208
Basic and diluted net loss per share, non-redeemable shares	$(0.18)	$(0.32)

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND REDEEMABLE COMMON STOCK

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to founders for cash	-	-	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	-	-	(495)	(495)
Balance at April 12, 2021	-	-	1,437,500	144	24,856	(495)	24,505
Net loss	-	-	’	-	-	(30,939)	(30,939)
Balance at June 30, 2021 (unaudited)	-	-	1,437,500	144	24,856	(31,434)	(6,434)
Sale of 5,733,920 Units, net of underwriting discounts and offering costs	5,733,920	50,589,849	-	-		-	-
Sale of 294,598 Private Units	-	-	294,598	29	2,945,951	-	2,945,980
Private Warrant liability	-	-	-	-	(176,759)	-	(176,759)
Public Warrant allocation	-	-	-	-	3,201,884	-	3,201,884
Accretion of common stock to redemption value	-	602,401	-	-	(602,401)	-	(602,401)
Forfeiture of founder’s shares	-	-	(4,020)	-	-	-	-
Net loss	-	-	-	-	-	(245,301)	(245,301)
Balance at September 30, 2021 (unaudited)	5,733,920	$51,192,250	1,728,078	$173	$5,393,530	$(276,735)	$5,116,968

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from March 18, 2021 (Inception) through
September 30, 2021
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(276,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(50,082)
Changes in operating assets and liabilities:
Prepaid expenses	(388,203)
Accounts payable and accrued expenses	142,488
Net cash used in operating activities	(572,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(57,339,341)

Net cash used in investing activities	(57,339,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	300,000
Repayments of notes payable - related party	(300,000)
Issuance of common stock to founders for cash	25,000
Cash proceeds from sale of Units, net of underwriting discounts paid	55,905,720
Cash proceeds from sale of Private Units	2,945,980
Cash proceeds from issance of underwriter’s unit purchase option	100
Payment of offering costs	(614,088)
Net cash from financing activities	58,262,712

NET CHANGE IN CASH	350,839
Cash - Beginning of period	-
Cash - End of period	350,839

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of founder shares for related party payables	$25,000
Issuance of underwriter’s unit purchase option	$360,000
Common stock subject to redemption	$50,589,849

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 18, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Abri SPAC I, Inc (“Abri” or the “Company”) was incorporated in the State of Delaware on March 18, 2021. The Company’s business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (our “Initial Business Combination”). The Company has selected December 31 as its fiscal year end. Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Abri SPAC I, Inc.

As of September 30, 2021, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through September 30, 2021 relates to the Company’s formation and raising funds through its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company completed the private sale of 276,250 units (the “Private Units”) to Abri Ventures I, LLC, the Company’s sponsor (the “Sponsor”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500.

Following the closing of the Initial Public Offering on August 12, 2021, an amount of $50,000,000 net proceeds from the Initial Public Offering and sale of the Private Units was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account, the Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

On August 19, 2021, the underwriters notified the Company of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 additional Units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,339,200. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating additional gross proceeds of $183,480. A total of $7,339,200 of the net proceeds from the sale of the Additional Units and the Additional Private Units was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account on that date to $57,339,200.

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

The payment to the Company’s Sponsor of a monthly fee of $10,000 is for general and administrative services including office space, utilities and secretarial support, which the Company records as operating expense on its statement of operations. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our Initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our Initial Business Combination. This arrangement is being agreed to by its Sponsor for our benefit. We believe that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person. This arrangement will terminate upon completion of our Initial Business Combination or the distribution of the Trust Account to our public stockholders. Other than the $10,000 per month fee, no compensation of any kind (including finder’s fees, consulting fees or other similar compensation) will be paid to our insiders, members of our management team or any of our or their respective affiliates, for services rendered to us prior to or in connection with the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after our Initial Business Combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after our Initial Business Combination.

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

Going Concern and Management Liquidity Plans

As of September 30, 2021, the Company had cash of $350,839 and working capital of approximately $469,877. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Statements

The accompanying unaudited financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021, and its results of operations for the three months ended September 30, 2021 and for the period from March 18, 2021 (inception) to September 30, 2021. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash Held in Trust Account

Following the closing of the Initial Public Offering on August 12, 2021, an amount of $57,339,200 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units, Additional Units and Additional Private Units were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of the ordinary shares or the statements of operations based on the relative value of the common shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on August 12, 2021, offering costs in the aggregate of $973,988 were recognized (including approximately $359,900 for the fair value of the Representative’s unit purchase option), all of which was allocated to the common shares, reducing the carrying amount of such shares as of such date.

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 480, Distinguishing Liabilities from Equity, under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, upon issuance, the Company will classify the Private Warrants as liabilities at their fair value and will adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Warrants will be initially and subsequently measured at the end of each reporting period using a Black-Scholes option pricing model.

The Company’s Public Warrants are accounted for and are presented as equity and measured using a Monte Carlo simulation model.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and will recognize changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an 18-month period leading up to an Initial Business Combination. As of September 30, 2021, the Company recorded accretion of approximately $602,401, with unrecognized accretion remaining of $6,146,950 as of September 30, 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company  split the amount to be allocated using a ratio of 77% for the redeemable public shares and 23% for the non-redeemable shares, reflective of the respective participation rights, for the three months ended September 30, 2021, and a ratio of 52% and 48%, respectively, for the redeemable public shares and non-redeemable shares, respectively, for the period from March 18, 2021 (inception) through September 30, 2021.

The earnings per share presented in the condensed statement of operations is based on the following:

For the three months ended September 30, 2021

Net Loss	$(245,301)
Accretion of temporary equity to redemption value	(602,401)
Net loss including accretion of temporary equity to redemption value	$(847,702)

	Common Shares	Non- redeemable
	Subject to Redemption	Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(554,580)	$(293,122)
Accretion of temporary equity to redemption value	602,401	—
Allocation of net income (loss)	$47,821	$(293,122)

Denominator:
Weighted-average shares outstanding	2,998,094	1,584,633
Basic and diluted net income (loss) per share	$0.02	$(0.18)

For the period from March 18, 2021 (inception) through September 30, 2021

Net Loss	$(276,735)
Accretion of temporary equity to redemption value	(602,401)
Net loss including accretion of temporary equity to redemption value	$(879,136)

	Common Shares	Non- redeemable
	Subject to Redemption	Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(453,101)	$(426,035)
Accretion of temporary equity to redemption value	602,401	—
Allocation of net income (loss)	$149,300	$(426,035)

Denominator:
Weighted-average shares outstanding	1,407,269	1,323,208
Basic and diluted net income (loss) per share	$0.11	$(0.32)

In connection with the underwriters’ exercise of the over-allotment option on April 19, 2021, a total of 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company completed the private sale of 276,250 Private Units to its Sponsor at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500.

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

Promissory Note — Related Party

On April 20, 2021, the Company entered a promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the Initial Public Offering. The note was non-interest bearing, unsecured and payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated the Initial Public Offering. As of September 30, 2021, there was a zero balance outstanding under the note.

Administrative and Support Services

The Company entered into an administrative services agreement pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services, which the Company records as operating expense on its statements of operations. Upon the completion of the Initial Business Combination or our liquidation, the Company will cease paying these monthly fees.

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

Unit Purchase Option

We sold to the underwriters, for $100, an option to purchase up to a total of 300,000 units (increased to 344,035 units after the over-allotment was exercised in part) exercisable, in whole or in part, at $11.50 per unit, commencing on the consummation of our Initial Business Combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the commencement of sales in this offering. The option and the 300,000 units, as well as the 300,000 shares of common stock, and the warrants to purchase 300,000 shares of common stock that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement or the commencement of sales in the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Company’s initial prospectus except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights of the securities directly and indirectly issuable upon exercise of the option. Notwithstanding the foregoing, the underwriters and their related persons may not (i) have more than one demand registration right at our expense, (ii) exercise their demand registration rights more than five (5) years from the effective date of the registration statement, and (iii) exercise their “piggy-back” registration rights more than seven (7) years from the effective date of the registration statement. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of common stock at a price below its exercise price. We will have no obligation to net cash settle the exercise of the purchase option or the warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying warrants, the purchase option or warrants, as applicable, will expire worthless.

On August 12, 2021, the Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

NOTE 6 — STOCKHOLDERS’ EQUITY

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

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company completed the private sale of 276,250 Private Units to its Sponsor at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500, with each Private Unit consisting of one share of common stock, $0.0001 par value, and one redeemable warrant.

Upon consummation of our Initial Public Offering, we sold to the underwriters, for $100, an option to purchase up to a total of 300,000 units (increased to 344,035 units after the over-allotment was exercised in part) exercisable, in whole or in part, at $11.50 per unit, commencing on the consummation of our Initial Business Combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the commencement of sales in this offering. The option and the 300,000 units, as well as the 300,000 shares of common stock, and the warrants to purchase 300,000 shares of common stock that may be issued upon exercise of the option have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of our registration statement, or August 9, 2021. As of August 12, 2021, the Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

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

Each Private Unit, Additional Unit and Additional Private Unit are identical to the Unit from our Initial Public Offering except as described below.

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

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480“) and ASC 815, Derivatives and Hedging (“ASC 815“). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity.

Certain adjustments to the settlement amount of the Private warrants are based on a variable that is not an input to the fair value of an option as defined under ASC 815 — 40, and thus the warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company expects to classify each Private Warrant as a liability at its fair value, with subsequent changes in their respective fair values recognized in the statements of operations and comprehensive income (loss) at each reporting date.

The Company accounts for the Public Warrants as equity based on its initial evaluation that the Public Warrants are indexed to the Company’s own stock. The fair value of the Public Warrants was approximately $0.60 per Public Warrant, which was determined by the Monte Carlo simulation model. The Public Warrants will be recorded at the amount of allocated proceeds and will not be remeasured every reporting period.

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

The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. The Company’s Cash held in Trust Account is classified within Level 1 of the fair value hierarchy.

The Company’s warrant liability has been valued as Level 3 instruments.

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

The fair value of the Private Placement Warrants from the private placement that closed simultaneously with the closing of the Initial Public Offering was approximately $176,759, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 13.5%, exercise price of $11.50 and risk-free rate of 0.81%. The fair value was $126,677 as of September 30, 2021, using the following assumptions: dividend yield of 0%, term of 4.5 years, volatility of 10.7%, exercise price of $11.50 and risk-free rate of 0.87%, resulting in a gain on change in fair value of warrant liability of $50,008 for the three months ended September 30, 2021, and for the period from March 18, 2021 (inception) through September 30, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and Cash Equivalents	$350,839	$350,839
Cash held in Trust Account – U.S. Money Market	$57,339,341	$57,339,341	$-	$-

Liabilities:
Warrant liabilities	$126,677	$-	$-	$126,677

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

NOTE 9 — INCOME TAXES

The Company accounts for income taxes under ASC 740 - Income Taxes (“ASC 740“), which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

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

The Company has incurred losses from inception through September 30, 2021 but has no material deferred tax assets as of September 30, 2021.

The Company is subject to franchise tax filing requirements in the State of Delaware.

NOTE 10 — SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, and including but not limited to statements regarding the Company or the Company’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, included in this Quarterly Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Information concerning these and other factors can be found in the Company’s filings with the United States Securities and Exchange Commission (“SEC”), including those set forth in the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”). Copies are available on the SEC’s website, www.sec.gov. In light of the significant uncertainties in forward-looking statements, you should not regard such statements as a representation or warranty that the Company will achieve its objectives and plans in any specified timeframe, or at all, and you should not place undue reliance on any forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, except as may be required by law.

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

As of September 30, 2021 and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through September 30, 2021 relates to the Company’s formation and raising funds through its Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Results of Operations

All activities through September 30, 2021 were related to the Company’s organizational activities, and preparation for the Company’s Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. Subsequent to our Initial Public Offering on August 12, 2021, we generate non-operating income in the form of interest and dividend income on cash and cash equivalents, and marketable securities held in the Trust Account. We incur ongoing expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

For the three months ended September 30, 2021 and for the period from March 18, 2021 (inception) through September 30, 2021, we had net losses of $(245,301) and $(276,735), respectively, consisting mainly of legal and professional fees for our formation. The Company has no material deferred tax assets as of September 30, 2021.

Liquidity and Capital Resources

Our liquidity needs had been satisfied prior to the consummation of our Initial Public Offering on August 12, 2021 through a capital contribution of $25,000 by our sponsor for 1,437,500 shares of our common stock, or founder shares, and the principal amount of $300,000 received from our sponsor under a promissory note (see Notes 1 and 4).

As of September 30, 2021, we had cash of $350,839 and working capital of approximately $469,877. Our liquidity needs prior to the consummation of our Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of our Initial Public Offering, we expect that we will need additional capital to satisfy our liquidity needs beyond the net proceeds from the consummation of our Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2021.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the private units held in the trust account were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On August 19, 2021, the underwriters partially exercised the over-allotment option, and the closing of the sale of the additional Units pursuant to the over-allotment option occurred on August 23, 2021. The issuance by the Company of 733,920 over-allotment option units at a price of $10.00 per unit resulted in gross proceeds of $7,339,200. Additionally, the sponsor purchased 18,348 Private Units generating gross proceeds of $183,480. Since the underwriters did not exercise their over-allotment option in full, 4,020 shares of common stock issued to the sponsor prior to the IPO and the Private Placement, were forfeited for no consideration. As of September 30, 2021, a total of $57,339,200 of the net proceeds from our Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

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

Date: November 12, 2021