Form 10-K
period 2021-12-31
Abri SPAC I, Inc.
filed 2022-02-04
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40723

ABRI SPAC I, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2861807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9663 Santa Monica Blvd., No. 1091
Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(424) 732-1021

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Redeemable Warrant	ASPAU	Nasdaq Capital Market LLC

Common Stock, par value $0.0001 per share	ASPA	Nasdaq Capital Market LLC

Warrants, each exercisable for one share of Common Stock for $11.50 per share	ASPAW	Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0 based on the closing sale price of the Registrant’s shares of Common Stock on December 31, 2021 of $[●] per share.

The number of shares outstanding of the Registrant’s shares of common stock as of February 4, 2022 was 7,461,998.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ABRI SPAC I, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of other prospective target businesses if the Merger with Apifiny is not approved by the shareholders of Abri and Apifiny and the satisfaction of certain other customary closing conditions;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Abri,” “Company,” “we,” “us,” and “our” refer to Abri SPAC I, Inc. Unless otherwise specified, all dollar amounts are expressed in United States Dollars.

ii

part I

ITEM 1. BUSINESS

Introduction

Abri is a Delaware company incorporated on March 18, 2021 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On August 12, 2021, the Company consummated its initial public offering (the “IPO”) of 5,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one redeemable warrant to purchase one share of Common Stock for $11.50 (“Warrant”). On August 23, 2021, the Company consummated the partial exercise of the underwriter’s over-allotment option for an additional 733,920 Units (the “Additional Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,333,920, including the over-allotment.

Simultaneously with the consummation of the IPO, the Company completed the private sale of 276,250 units (the “Private Units”) to Abri Ventures I, LLC, the Company’s sponsor (the “Sponsor”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500. The Private Units are identical to the Units sold in the IPO. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating additional gross proceeds of $183,480.

A total of $57,339,200 of the net proceeds from the sale of Units in the IPO and the private placement on August 23, 2021 were placed in a trust account in the United States established for the benefit of the Company’s public stockholders, maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account, the Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity; or (iii) absent an business combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

Merger Agreement

On January 27, 2022, Abri SPAC I, Inc., a Delaware corporation (“Abri”), entered into a Merger Agreement (the “Merger Agreement”) by and among Apifiny Group Inc., a Delaware corporation (“Apifiny”), Abri, Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Abri (“Merger Sub”), Erez Simha, solely in his capacity as representative, agent and attorney-in-fact of the Apifiny security holders, and Abri Ventures I, LLC (the “Sponsor”), solely in its capacity as representative, agent and attorney-in-fact of the Indemnified Party (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, a business combination between Abri and Apifiny will be effected through the merger of Merger Sub with and into Apifiny, with Apifiny surviving the merger as a wholly owned subsidiary of Abri (the “Merger”). The board of directors of Abri has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of Abri.

The Merger is expected to be consummated after obtaining the required approval by the stockholders of Abri and Apifiny and the satisfaction of certain other customary closing conditions.

Merger Consideration

Initial Consideration

The total consideration to be paid at Closing (the “Initial Consideration”) by Abri to Apifiny security holders will be an amount equal to $450 Million. The Initial Consideration will be payable in shares of Class A common stock, par value $0.0001 per share, of Abri (“Abri Common Stock”).

Earnout Payments

In addition to the Initial Consideration, certain Apifiny security holders (the Earnout Recipients as defined in the Merger Agreement) will also have the contingent right to earn up to 10,500,000 shares of Abri Common Stock in the aggregate (“Earnout Consideration”) as follows:

●	Such Apifiny security holders will earn 3,000,000 shares of the Earnout Consideration, in the aggregate, if over any twenty (20) consecutive Trading Days (as defined in the Merger Agreement) during the period beginning on the date of Closing Date (as defined in the Merger Agreement) and ending on the first anniversary of the Closing Date (the “First Earnout Period”), the volume-weighted average price (“VWAP”) (as defined in the Merger Agreement) of the Abri Common Stock is greater than or equal to $16.50 per share (the “First Milestone”).

●	Such Apifiny security holders will earn an additional 3,750,000 shares of the Earnout Consideration, in the aggregate, if over any twenty (20) consecutive Trading Days during the period beginning on the Closing Date and ending on the second anniversary of the Closing Date (the “Second Earnout Period”), the VWAP of the Abri Common Stock is greater than or equal to $23.00 per share (the “Second Milestone”).

●	Such Apifiny security holders will earn an additional 3,750,000 shares of the Earnout Consideration, in the aggregate, if within any twenty (20) consecutive Trading Days during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “Third Earnout Period” and together with the First Earnout Period and the Second Earnout Period, each, an “Earnout Period” and collectively, the “Earnout Periods”), the VWAP of the Abri Common Stock is greater than or equal to $30.00 per share (the “Third Milestone” and together with the First Milestone and the Second Milestone, the “Earnout Milestones”).

●	Upon a Change in Control (as defined in the Merger Agreement) during any Earnout Period, if the per share valuation of Abri Common Stock in connection with such Change in Control is equal to or greater than any applicable Earnout Milestone or Milestones, such Apifiny security holders will earn the shares of the Earnout Consideration issuable in respect to each applicable Earnout Milestone or Milestones as described above, which will be released as of immediately prior to the Change of Control.

The Earnout Consideration (1) will be issued to the recipients thereof at Closing and (2) will be placed in escrow at Closing.

The Earnout Consideration will not be released from escrow until it is earned as a result of the occurrence of the applicable Earnout Milestone or in connection with a Change in Control, as set forth in the fourth bullet above. Shares of the Earnout Consideration not earned on or before the expiration of the applicable Earnout Period will be forfeited without any consideration and thereupon returned to Abri pursuant to the Earnout Escrow Agreement.

In the case of any holder of Apifiny stock options, the applicable shares of the Earnout Consideration will not be released from escrow until the occurrence of the applicable Earnout Milestone within the applicable Earnout Period, provided that such holder (i) has exercised their stock options prior to the occurrence of the applicable Earnout Milestone and (ii) continues to be employed by Apifiny or one of its subsidiaries at such time. Shares of the Earnout Consideration that are not earned by a holder of Apifiny Stock options on or before the third anniversary of the Closing Date will be forfeited without any consideration and thereupon returned to Abri pursuant to the Earnout Escrow Agreement.

Treatment of Apifiny Securities

Cancellation of Securities

Each share of Apifiny capital stock, if any, that is owned by Abri, Merger Sub, Apifiny, or any of their respective subsidiaries (as treasury stock or otherwise) immediately prior to the effective time of the Merger (the “Effective Time”), will automatically be cancelled and retired without any conversion or consideration.

Common Stock

●	Series F Common Stock. Immediately prior to the Effective Time, each issued and outstanding share of Apifiny’s Series F Common Stock, par value $0.0001 per share (“Apifiny F Stock”) (other than any such shares of Apifiny capital stock cancelled as described above), will be converted into the right to receive a number of shares of Abri Common Stock and a number of shares of preferred stock, par value $0.0001 per share, of Abri (“Abri Preferred Stock”), in each case at the Merger Exchange Ratio, and the pro rata portion of the Earnout Consideration, if any, set forth in the Closing Consideration Spreadsheet (as defined in the Merger Agreement) with respect to such share of Apifiny F Stock.

●	Series A Common Stock. Immediately prior to the Effective Time, each issued and outstanding share of Apifiny’s Class A common stock, par value $0.0001 per share (“Apifiny A Stock” and, together with the Apifiny F Stock, “Apifiny Common Stock”) (other than any such shares of Apifiny capital stock cancelled as described above and any dissenting shares) will be converted into the right to receive a number of shares of Abri Common Stock at the Merger Exchange Ratio and the pro rata portion of the Earnout Consideration, if any, set forth in the Closing Consideration Spreadsheet with respect to such share of Apifiny A Stock..

●	“Merger Exchange Ratio” means the quotient obtained by dividing (a) 45,000,000 by (b) the Fully Diluted Company Shares.

●	“Fully Diluted Company Shares” means the sum, without duplication, of (a) all shares of Apifiny Common Stock that are issued and outstanding immediately prior to the Effective Time; plus (b) the aggregate number of Rollover Option Shares for in-the-money Company Options (each as defined in the Merger Agreement); plus (c) all shares of Apifiny Common Stock issuable upon conversion, exercise or exchange of any other in-the-money securities of Apifiny convertible into or exchangeable or exercisable for shares of Apifiny Common Stock.

Merger Sub Securities

Each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one newly issued share of common stock of the surviving corporation of the Merger.

Stock Options

At the Effective Time, each outstanding option to purchase shares of Apifiny Common Stock will be converted into an option to purchase, subject to substantially the same terms and conditions as were applicable under such options at the Effective Time, under an equity option plan to be adopted post-Closing as described in the Merger Agreement, shares of Abri Common Stock equal to the number of shares subject to such option at the Effective Time multiplied by the Merger Exchange Ratio, at an exercise price per share of Abri Common Stock equal to the exercise price per share of Apifiny Common Stock equal to (a) the exercise price per share of Series A Common Stock of such option divided by (b) the Merger Exchange Ratio.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things: (a) corporate existence and power; (b) authorization to enter into the Merger Agreement and related transactions; (c) governmental authorization; (d) non-contravention; (e) capitalization; (f) corporate records; (g) subsidiaries; (h) consents; (i) financial statements; (j) books and records; (k) internal accounting controls; (l) absence of certain changes; (m) properties; title to assets; (n) litigation; (m) contracts; (o) licenses and permits; (p) compliance with laws; (q) intellectual property; (r) accounts payable; affiliate loans; (s) employee matters and benefits; (t) tax matters; (u) real property; (v) environmental laws; (w) finders’ fees; (x) powers of attorney, suretyships and bank accounts; (y) directors and officers; (z) anti-money laundering laws; (aa) insurance; (ab) related party transactions; and (ac) certain representations related to securities law and activity. Abri has additional representations and warranties, including (a) issuance of shares; (b) trust fund; (c) listing; (d) board approval; (e) SEC documents and financial statements; (f) certain business practices; and (g) expenses, indebtedness and other liabilities.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, conduct of business, access to information, cooperation in the preparation of the Form S-4 and Proxy Statement (as each such term is defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders. Abri has also agreed to include in the Proxy Statement the recommendation of its board that its stockholders approve all of the proposals to be presented at the special meeting.

Non-Solicitation Restrictions

Each of Abri and Apifiny has agreed that from the date of the Merger Agreement until the Closing Date or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate, encourage or engage in any negotiations with any party relating to an Alternative Transaction (as defined in the Merger Agreement), take any action intended to facilitate an Alternative Transaction or approve, recommend or enter into any agreement relating to an Alternative Transaction. Each of Abri and Apifiny has also agreed to be responsible for any acts or omissions of any of its respective representatives that, if they were the acts or omissions of Abri and Apifiny, as applicable, would be deemed a breach of such party’s obligations with respect to these non-solicitation restrictions.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable (A) law or order, or (B) Action (as defined in the Merger Agreement) commenced or asserted in writing by any Authority (as defined in the Merger Agreement), prohibiting or, in the case of clause (B), materially restrict the consummation of the Merger and related transactions; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) receipt of any consent, approval or authorization required by any Authority (as defined in the Merger Agreement); (iv) Abri having at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the Merger; (v) approval by Apifiny’s stockholders of the Merger and related transactions; (vi) approval by Abri’s stockholders of the Merger and related transactions; (vii) the conditional approval for listing by the Nasdaq Stock Market of the shares of Abri Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement and the Additional Agreements and satisfaction of initial and continued listing requirements; and (ix) the Form S-4 becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”).

Solely with respect to Abri and Merger Sub, the consummation of the Merger is conditioned upon, among other things: (i) Apifiny having duly performed or complied with all of its obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of Apifiny, other than certain fundamental representations as set forth in the Merger Agreement, being true and correct in all respects unless failure to be true and correct would not have or reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on Apifiny’s ability to consummate the Merger and related transactions; (iii) certain fundamental representations, as set forth in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies; (iv) no event having occurred that would result in a Material Adverse Effect on Apifiny or any of its subsidiaries; (v) providing a certificate from the chief executive officer as to the accuracy of these conditions; (vi) not more than five percent (5%) of the issued and outstanding shares of Apifiny Common Stock constituting Dissenting Shares (as such term is defined in the Merger Agreement); (vii) Apifiny delivering financial statements required to be included in any filings with the SEC; and (viii) Apifiny having filed applications for the registration of its ownership of all of its Chinese intellectual property with the Copyright Protection Centre of China.

Solely with respect to Apifiny, the consummation of the Merger is conditioned upon, among other things: (i) Abri and Merger Sub having duly performed or complied with all of their respective obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of Abri, other than certain fundamental representations as set forth in the Merger Agreement, being true and correct in all respects unless failure would not have or reasonably be expected to have a Material Adverse Effect on Abri or Merger Sub; (iii) certain fundamental representations, as set forth in the Merger Agreement, being true and correct in all respects other than de minimis inaccuracies; (iv) no event having occurred that would result in a Material Adverse Effect on Abri or Merger Sub; (v) Abri, Abri Ventures I, LLC (the “Sponsor”), and any other security holder of Abri, shall have executed and delivered to Apifiny each Additional Agreement to which they each are a party; (vi) Abri and Merger Sub having each delivered certain certificates to Apifiny; (vii) Abri having filed its Amended Parent Charter (as defined in the Merger Agreement) and such Amended Parent Charter being declared effective by, the Delaware Secretary of State; and (viii) Abri having delivered executed resignation of certain Abri directors as set forth in the Merger Agreement.

Termination

The Merger Agreement may be terminated as follows:

(i)	by either Abri or Apifiny, without liability to the other party, if (A) the Merger and related transactions are not consummated on or before the six-month anniversary of the date of the Merger Agreement (the “Outside Closing Date”), provided that, if the SEC has not declared the Form S-4 effective on or prior to the six-month anniversary of the Merger Agreement, the Outside Closing Date shall be automatically extended by one month; and (B) the material breach or violation of any representation, warranty, covenant or obligation under the Merger Agreement by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the Closing to occur on or before the Outside Closing Date. Such right may be exercised by Abri or Apifiny, as the case may be, giving written notice to the other at any time after the Outside Closing Date.

(ii)	by either Abri or Apifiny if any Authority (as defined in the Merger Agreement) has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Merger.

(iii)	by either Abri or Apifiny if Abri’s stockholders fail to approve the Required Parent Proposals (as defined in the Merger Agreement) at the Abri stockholder meeting;

(iv)	by mutual written consent of Abri and Apifiny duly authorized by each of their respective boards of directors;

(v)	by either Abri or Apifiny, if the other party has breached any of its covenants or representations and warranties such that it would be impossible or would reasonably be expected to be impossible to satisfy any of its closing conditions and such breach is incapable of being cured or is not cured by the earlier of (A) the Outside Closing Date and (B) 30 days following receipt by the breaching party of a written notice of the breach; provided that the terminating party is not then in breach of the Merger Agreement so as to prevent the satisfaction of its closing conditions;

(vi)	by Abri if Apifiny has not received approval from Apifiny’s stockholders of the Merger and related transactions by the Company Stockholder Written Consent Deadline (as defined in the Merger Agreement), provided that Abri is not then in breach of the Merger Agreement so as to prevent the satisfaction of its closing conditions, further provided that upon Apifiny receiving such stockholder approval, Abri will no longer have any right to so terminate the Merger Agreement; and

(vii)	by Abri if the Company, Abri and their respective Affiliates, as applicable, have not by the end of the Assurance Arrangement Negotiation Period (as defined in the Merger Agreement) executed and delivered each of the Assurance Agreement and the Assurance Escrow Agreement (each as defined in the Merger Agreement) within five days of the expiration of the Assurance Arrangement Negotiation Period.

Effect of Termination

If the Merger Agreement is terminated in accordance with its terms, the Merger Agreement will become void and of no further force and effect without liability of any party, except for liability arising out of any party’s willful breach of the Merger Agreement, intentional fraud or willful misconduct.

Indemnification

Apifiny’s security holders agree to indemnify and hold harmless Abri from all Losses (as defined in the Merger Agreement) arising out of any breach or inaccuracy of the representations and warranties of Apifiny in the Merger Agreement or any breach of a covenant by Apifiny, subject to certain limitations and procedures set forth in the Merger Agreement.

The Merger Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about Abri, Apifiny or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in one or more disclosure letters prepared in connection with the execution and delivery of the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about Abri, Apifiny or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that Abri makes publicly available in reports, statements and other documents filed with the SEC. Abri and Apifiny investors and security holders are not third-party beneficiaries under the Merger Agreement.

Certain Related Agreements

Parent Stockholder Support Agreement

In connection with the execution of the Merger Agreement, Abri, Apifiny and a certain stockholder of Abri entered into that certain Parent Stockholder Support Agreement dated January 27, 2022 (the “Parent Stockholder Support Agreement”) pursuant to which that certain Abri stockholder agreed to vote all shares of Abri Common Stock beneficially owned by them, including any additional shares of Abri they acquire ownership of or the power to vote in favor of the Parent Proposals (as defined in the Merger Agreement), including the Merger and related transactions and against any action reasonably expected to impede, delay or materially and adversely affect the Merger and related transactions.

The foregoing description of the Parent Stockholder Support Agreement is qualified in its entirety by reference to the full text of the Parent Stockholder Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Company Stockholder Support Agreement

In connection with the execution of the Merger Agreement, Abri, Apifiny and certain stockholders of Apifiny entered into that certain Company Stockholder Support Agreement dated January 27, 2022 (the “Company Stockholder Support Agreement”), pursuant to which those certain Apifiny stockholders parties thereto have agreed to vote all common stock of Apifiny beneficially owned by them, including any additional shares of Apifiny they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay or materially and adversely affect the Merger and related transactions.

The foregoing description of the Company Stockholder Support Agreement is qualified in its entirety by reference to the full text of the Company Stockholder Support Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on February 2, 2022.

Agreements to be Executed On or Before Closing

Assurance Agreement

In connection with the execution of the Merger Agreement, the Sponsor, Apifiny and TipTop Century Limited (“Tiptop”) will negotiate in good faith to enter into an assurance agreement (the “Assurance Agreement”), pursuant to which 6,650,000 shares of Abri Common Stock held by TipTop (the “Assurance Shares”) will be deposited in an escrow account with the Continental Stock Transfer & Trust Company, acting as escrow agent (the “Escrow Agent”) and will be released from escrow and issued to the Sponsor, free of all applicable liens, upon the occurrence of any of the following:

(a) (i) the VWAP of the shares of Abri Common Stock is lower than $10.50 per share on any single Trading Day (as defined in the Assurance Agreement) (the “Minimum Daily VWAP Trading Price Breach”) during the period starting on and including the Trading Day immediately following the day of the distribution by Abri of the proxy statement to holders of Abri Common Stock, and ending on and including the Trading Day immediately preceding the Closing Date (the “VWAP Maintenance Period”), and (ii) the Closing shall have occurred (“First Scenario”); or

(b) (i) the Merger Agreement shall not have been terminated in accordance with Article X thereof; (ii) the Closing shall not have occurred before or on the date on which the Closing is required to occur in accordance with Section 2.6 of the Merger Agreement (such date, the “Specified Date”); (iii) no earlier than 5:00 PM Eastern Time on the Specified Date, Abri shall have given a good faith notice to Apifiny in accordance with Section 12.1 of the Merger Agreement stating that Abri and the Merger Sub stand ready and willing to consummate the Merger during the immediately succeeding three (3) Business Day period (the “Company Closing Period”), which notice shall be an irrevocable binding commitment of Abri and Merger Sub to consummate the Merger throughout the Company Closing Period; (iv) at all times during the Company Closing Period, all of the conditions set forth in Article IX of the Merger Agreement shall continue to be satisfied or shall be capable of being satisfied or waived (to the extent permitted by applicable law) if the Closing were to occur during the Company Closing Period; and (v) Apifiny shall have failed to consummate the Merger on or before the end of the Company Closing Period (“Second Scenario”).

 If all of the conditions set forth in the First Scenario above, or all of the conditions set forth in the Second Scenario above, shall not have been satisfied, the Assurance Shares shall be returned by the Escrow Agent to TipTop pursuant to the Assurance Escrow Agreement upon the earlier to occur of (i) the Closing and (ii) the termination of the Merger Agreement in accordance with Article X thereof.

The foregoing description of the Assurance Agreement is qualified in its entirety by reference to the full text of the initial draft of the Assurance Agreement which may be further updated by the parties as they continue to negotiate this agreement in good faith. A copy of the initial draft of the Assurance Agreement is included as Exhibit N to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Assurance Escrow Agreement

In connection with the execution of the Merger Agreement, Abri and Apifiny, TipTop and the Escrow Agent for the Assurance Shares, will negotiate in good faith to enter into an agreement (the “Assurance Escrow Agreement”), pursuant to which the Escrow Agent shall hold the Assurance Shares in an escrow account under the conditions provided in the Assurance Agreement, and shall not release such Assurance Shares until after receipt by the Escrow Agent of either (i) a joint written instruction signed by each of Apifiny, TipTop and the Sponsor (a “Joint Written Instruction”), held by the Escrow Agent and activated upon receipt of a Notification Letter (as hereinafter described), and in accordance with the procedures set forth in the Escrow Assurance Agreement or (ii) a Final Order (as such term is defined in the Assurance Escrow Agreement). The “Notification Letter” is a notice from Chardan to the Escrow Agent to release the Joint Written Instruction when Chardan can confirm that either (i) all of the conditions set forth in the First Scenario, or (ii) all of the conditions set forth in the Second Scenario, have been satisfied. If none of the conditions for the release of the Assurance Shares have been met, the Assurance Shares will be returned to TipTop as set forth in the Assurance Agreement.

The foregoing description of the Assurance Escrow Agreement is qualified in its entirety by reference to the full text of the initial draft of the Assurance Escrow Agreement which may be further updated by the parties as they continue to negotiate this agreement in good faith. A copy of the initial draft of the Assurance Escrow Agreement is included as Exhibit O to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Agreements to be Executed at Closing

Company Lock-Up Agreement

In connection with the execution of the Merger Agreement, Abri and certain Apifiny stockholders will enter into a lock-up agreement (the “Company Lock-Up Agreement”), pursuant to which those certain Apifiny stockholders parties thereto will agree, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any shares of Abri Common Stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of Common Stock if any, acquired during the Company Lock-Up Period (as defined below), the “Company Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Company Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Company Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is 12 months after the Closing Date (the period from the date of the Company Lock-Up Agreement until such date, the “Company Lock-Up Period”).

The foregoing description of the Company Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Company Lock-Up Agreement, a copy of which is included as Exhibit C1 to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Sponsor Lock-Up Agreement

In connection with the execution of the Merger Agreement, Abri and the Sponsor will enter into a sponsor lock-up agreement (the “Sponsor Lock-Up Agreement”), pursuant to which the Sponsor will not (i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of Abri Common Stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of Common Stock if any, acquired during the Sponsor Lock-Up Period (as defined below) (the “Sponsor Lock-Up Shares”); (ii) enter into a transaction that would have the same effect, or (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-up Shares; or otherwise, publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any Short Sales, until the date that is 6 months after the Closing Date (the period from the date of the Sponsor Lock-Up Agreement until such date, the “Sponsor Lock-Up Period”).

The foregoing description of the Sponsor Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Sponsor Lock-Up Agreement, a copy of which is included as Exhibit C2 to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Amended and Restated Registration Rights Agreement

At Closing, Abri, the Sponsor, certain Apifiny securityholders and Chardan Capital Markets, LLC as underwriter (the “Underwriter”) will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which the Sponsor, the Underwriter and holders of the Company Lock-Up Shares and recipients of the Earnout Shares, if any, will be provided certain rights relating to the registration of certain Abri securities.

The foregoing description of the Amended and Restated Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of Amended and Restated Registration Rights Agreement, a copy of which is included as Exhibit D to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Sponsor Earnout Agreement

In connection with the execution of the Merger Agreement, Abri and the Sponsor will enter into a sponsor earnout agreement (the “Sponsor Earnout Agreement”), pursuant to which the Sponsor will have the contingent right to earn the Sponsor Earnout Shares (as defined in the Sponsor Earnout Agreement). The Sponsor Earnout Shares consist of 1,050,000 shares of Abri Common Stock that will be placed in escrow with the Escrow Agent (as defined below). The Sponsor may earn the Sponsor Earnout Consideration as follows:

●	275,000 Sponsor Earnout Shares will be earned and released from escrow upon satisfaction of the First Milestone Event (as defined in the Sponsor Earnout Agreement);

●	350,000 Sponsor Earnout Shares will be earned and released from escrow upon satisfaction of the Second Milestone Event (as defined in the Sponsor Earnout Agreement); and

●	425,000 Sponsor Earnout Shares will be earned and released from escrow upon satisfaction of the Third Milestone Event (as defined in the Sponsor Earnout Agreement).

The foregoing description of the Sponsor Earnout Agreement is qualified in its entirety by reference to the full text of the form of Sponsor Earnout Agreement, a copy of which is included as Exhibit E to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Earnout Escrow Agreement

In connection with the execution of the Merger Agreement, Abri, the Sponsor, Erez Simha as the Apifiny securityholder representative and Continental Stock Transfer & Trust Company (the “Escrow Agent”) will enter into an earnout escrow agreement (the “Earnout Escrow Agreement”), pursuant to which 11,550,000 shares of Abri Common Stock will be deposited in escrow with the Escrow Agent and will serve as a source of payment for certain Apifiny securityholders and the Sponsor in the event that the post-business combination company reaches certain milestone events (as described in the Merger Agreement and the Sponsor Earnout Agreement, respectively) after the Closing.

The foregoing description of the Earnout Escrow Agreement is qualified in its entirety by reference to the full text of the form of Earnout Escrow Agreement, a copy of which is included as Exhibit J to the Merger Agreement, filed as Exhibit 2.1to the Current Report on Form 8-K, filed on February 2, 2022.

Indemnification Escrow Agreement

In connection with the execution of the Merger Agreement, the Sponsor (acting as the representative of Abri as the indemnified party under the Merger Agreement) will enter into an indemnification escrow agreement (the “Indemnification Escrow Agreement”) with the Apifiny securityholder representative and the Escrow Agent, pursuant to which 2,250,000 shares of Abri Common Stock will be deposited in escrow with the Escrow Agent and will serve as security for and a source of payment with respect to Abri’s right to indemnification under the Merger Agreement.

The foregoing description of the Indemnification Escrow Agreement is qualified in its entirety by reference to the full text of the form of Indemnification Escrow Agreement, a copy of which is included as Exhibit K to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Voting Agreement

In connection with the execution of the Merger Agreement, Abri, the Sponsor and certain holders of Abri Common Stock will enter into a voting agreement (the “Voting Agreement”), pursuant to which such holders of Abri Common Stock agree to vote in favor of certain matters relating to the nomination and election of the Post-Closing Board of Directors (as described in the Voting Agreement).

The foregoing description of the Voting Agreement is qualified in its entirety by reference to the full text of the form of Voting Agreement, a copy of which is included as Exhibit M to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Warrant Revenue Sharing Side Letter

In connection with the execution of the Merger Agreement, Abri, Apifiny and the Sponsor will enter into a letter agreement (the “Warrant Revenue Sharing Side Letter”), pursuant to which Abri and Apifiny will divide the proceeds from the Warrant Exercise Price (as defined in the Warrant Revenue Sharing Side Letter), arising from the exercise of the warrants issued as part of the Abri units sold in its initial public offering, as follows:

A.	20% of the Warrant Exercise Price received in cash by Abri shall be delivered to the Sponsor in cash or immediately available funds not later than five (5) days following Abri’s receipt of the cash exercise price of any Warrant;

B.	35% of the Warrant Exercise Price received in cash by Abri shall be made available to the Chief Executive Officer of Abri in cash or immediately available funds not later than five (5) days following Abri’s receipt of the cash exercise price of any Warrant and the Chief Executive Officer of Abri shall have the right to pay all or any portion of such amount received to the persons that managed or controlled Apifiny immediately prior to the consummation of the transaction contemplated by the Merger Agreement, in each case, such payments to be in such amounts and to such persons as the Chief Executive Officer of Abri shall determine in such officer’s sole discretion; and

C.	Abri shall keep 45% of the Warrant Exercise Price received in cash by Abri.

The foregoing description of the Warrant Revenue Sharing Side Letter is qualified in its entirety by reference to the full text of the form of Warrant Revenue Sharing Side Letter, a copy of which is included as Exhibit Q to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Our Executive Officers

Our management team is led by Jeffrey Tirman, our Chairman and Chief Executive Officer, and will be complemented by a broader team of seasoned executives serving as directors and advisors.

Jeffrey Tirman is Chairman of our Board of Directors and Chief Executive Officer. Mr. Tirman has over 30 years of international investment and corporate management experience, specializing in discrete corporate transactions, senior corporate strategy development and management, turnarounds, and restructurings (operational and financial). Since beginning his career, Mr. Tirman has executed and structured several complex international corporate transactions both on behalf of independent shareholders and as primary shareholder. Mr. Tirman has also negotiated, executed and participated in numerous types of transactions, including public listings, spin-offs, administration proceedings, organizing and leading creditor committees, corporate rationalizations, acquisitions and divestitures, and balance sheet refinancing, as well as analyzing and executing numerous debt and equity investments and capital structure arbitrage positions. Mr. Tirman founded Abri Advisors Ltd, in Bermuda in 2016 and Abri Advisors (UK) Ltd. in the United Kingdom in 2020 to invest across a variety of asset classes, and to provide corporate advisory services focused on corporate turnarounds and restructuring. Mr. Tirman is also the managing member and a director of Abri Ventures 2, LLC, and chief executive officer of Abri Sponsor Company Ltd, and Abri Advisors, Inc., both private equity holding companies. Mr. Tirman also serves as the managing member and a director of Abri Ventures I, LLC, our sponsor. Since January 2016, Mr. Tirman had been the Chairman and CEO, and still serves as CEO of Elan d.o.o., based in Slovenia, and sits on the boards of several Elan subsidiaries. Since May 2019, Mr. Tirman has been the CEO and Director of Luxembourg-based KJK Sports S.A. and sits on the boards of several holdings thereunder including Tahe Outdoors based in France and Estonia, Baltic Vairus based in Lithuania, and Leader 96 based in Bulgaria. As of June 30, 2021, these companies employed more than 3,000 people and generated revenues in excess of €350 million. Mr. Tirman is charged with leading the operational and financial restructuring of these companies with the aim of increasing operational efficiency, financial performance and transparency, along with the implementation of standardized business practices and transparent corporate governance principles.

From 2009 through 2014, Mr. Tirman was an adjunct professor of Advanced Corporate Finance for the Master of Sciences in Finance (MScF) program at l’Ecole des Hautes Etudes Commerciales (HEC) in Lausanne, Switzerland, which is a joint effort between l’Université de Lausanne (UNIL), Ecole Polytechnique Fédérale de Lausanne (EPFL) and the Federal Swiss Banking and Finance Institute. From 2011 through 2013, Mr. Tirman was also a guest lecturer on Credit Markets and Credit Risk for the Asset and Wealth Management Executive MBA (AWEMBA) program at the HEC, which was a joint program between University of Lausanne and the Tepper School of Management at Carnegie Mellon University, in Pennsylvania, USA. Mr. Tirman’s lectures focused on risk assessment and analysis. Mr. Tirman holds an MBA in Corporate Tax & Accounting from Tulane University and a BA in Economics & Finance at the University of Arkansas.

Nima Montazeri is our Executive Vice President, Chief Operating Officer and Director. Mr. Montazeri has more than 21 years of experience in corporate finance and is experienced in matters related to financing public and private companies. Mr. Montazeri has substantial experience in structuring complex financing instruments and private placements for small and mid-cap public companies, including working with many companies to design and implement operational and management restructuring plans. Mr. Montazeri is also the chief operating officer of Abri Advisors Ltd, in Bermuda, and Abri Advisors (UK) Ltd. Mr. Montazeri has advised numerous small and mid-cap companies on growth strategies with a focus on international business development and expansion. Since March 2017, Mr. Montazeri has been a general partner at Brown Stone Capital, LP., focused on investment management. Previously, from 2008 to 2017, Mr., Montazeri was a Managing Director at Floyd Associates, Inc., leading management and financial consulting efforts and investing across multiple asset classes. Since 2012, Mr. Montazeri has been an active money manager focused on equity, fixed income, real estate, and derivative strategies. Mr. Montazeri has assisted several clean energy and automotive solution companies with their capital development efforts by organizing access to strategic sources of capital, as well as advising on new and expanding markets. Furthermore, he played an instrumental role in raising international capital for a California based concentrated solar power company. In 2003 he led an innovative technology transfer program from NASA’s Jet Propulsion Laboratory which resulted in the development of a novel biological detection instrument. Mr. Montazeri has an extensive network of international investment and finance relationships providing access to a variety of transactions and differentiated investment opportunities, along with a robust capital raising network.

Furthermore, Mr. Montazeri is the author of several research reports related to clean energy, defense, counter terrorism, and natural resources. As an economist, he has conducted extensive research on international trade, openness, and the resulting impact on economic growth. Mr. Montazeri’s research covered the analysis of thousands of historical bilateral trade figures in an attempt to discover statistically significant correlations between openness to trade and real economic growth. Mr. Montazeri holds a BA with honors in Economics from the University of British Columbia and a Master’s in Finance and Accounting from the London School of Economics and Political Science.

Christopher Hardt, our Chief Financial Officer and a director of the Company, has more than 30 years of Big 4 audit, compliance, reporting and international corporate advisory experience. Mr. Hardt recently retired from PwC LLP where he was an audit partner since 2000. Mr, Hardt is also the chief financial officer of Abri Advisors Ltd, in Bermuda, and Abri Advisors (UK) Ltd. Mr. Hardt has been based previously in PwC’s offices in London, England, Lausanne, Switzerland and Tokyo, Japan in addition to several offices in the United States. During his tenure at PwC, he was a lead partner on several large multinational audit clients in the Consumer Markets, Technology, Media, Automotive, Banking and Insurance industries and has conducted business in over 40 countries. Mr. Hardt has also served as a leader in PwC’s SEC Services group in the firm’s National Office where he was responsible for oversight of both foreign and domestic registrant client SEC filings including both debt and equity IPOs. In his prior roles at PwC, Mr. Hardt has extensive experience with companies preparing to go public including the financial statement and internal controls requirements of The Sarbanes-Oxley Act, interacting with the Securities and Exchange Commission and the financial reporting implications of executing growth strategies involving mergers and acquisitions. Mr. Hardt also has many years of experience interacting with public company Boards and their audit/finance committees. Mr. Hardt is an investor and adviser to Cavan & Co LLC, an early-stage American made lifestyle apparel brand. Mr. Hardt holds a BA in Business Administration from Furman University and is a CPA licensed in Ohio, Georgia and New Jersey. Mr. Hardt serves on the President’s Advisory Council of Furman University and is a member of the Parents Board at The Georgia Institute of Technology.

Peter Bakker is our Vice President of Business Analytics. Mr. Bakker has more than 30 years of experience in high-yield debt finance, portfolio management, secured lending, and SME trade finance. Mr. Bakker has been a Vice President at Abri Advisors Ltd. since June 2019, focused on corporate evaluation and M&A. From January 2015 to June 2019, Mr. Bakker was the Chief Risk Officer at Channel Capital Advisors, where he oversaw risk management. Mr. Bakker has extensive knowledge of credit analysis and debt service capacity of corporate borrowers; the turnaround/workout/recovery process; financial restructuring; valuation and analysis of highly levered and distressed capital structures; and arranging financing for SME’s. Mr. Bakker’s extensive international experience includes bank lending to finance leveraged buyouts, distressed investing on behalf of institutional clients, advising a leading Canadian hedge fund on its leveraged loan portfolio, and managing risk and workouts for a European FinTech platform providing financing to SME’s. He has also directly led the restructuring of several distressed SME’s, and he has raised significant leveraged acquisition financing and arranged several pre-pack bankruptcies in order to facilitate financial restructuring. Mr. Bakker holds an MBA in Business Administration from the Tuck School of Business at Dartmouth University and an MS in Economics from Erasmus University.

Amy Wall, our Vice President of Operations, has more than 20 years of experience in financial controlling, international operations, and back-office administration. Mrs. Wall has been VP of Operations for Abri Advisors Ltd. since its founding in 2016, where she manages all corporate organizational matters as well as financial reporting and controlling. From 2013 to 2016, Mrs. Wall was the financial accountant and controller for FCA/SEC regulated Rhodium Capital based in London. From 1998 to 2016, Mrs. Wall served as the financial accountant, controller and back-office operations manager for SEC regulated Talisman Capital. Mrs. Wall and Mr. Tirman have worked together since 1998.

Our Directors

We have assembled a group of experienced corporate executives and professional advisors to serve as independent directors on our board, alongside Messrs. Tirman, Montazeri and Bakker. These executives have been chosen as members to the board of directors for their extensive sector and C-suite level experience in managing successful companies. In addition to providing us with strategic insights, which include in-depth knowledge of industry dynamics, competition and operational capabilities, our independent director nominees will provide access to their broad networks of operating executives and other resources.

John Wepler serves as a director on our board. As Chairman and Chief Executive Officer of Marsh, Berry & Co., Inc. and CEO of the wholly-owned FINRA registered broker/dealer MarshBerry Capital, Inc., Mr. Wepler’s leadership and industry experience has benefited many insurance industry professionals in an insurance career spanning nearly three decades. He has been a vital resource in mergers and acquisitions (M&A), having personally advised on more than 250 insurance-related M&A transactions since joining MarshBerry in 1991. Mr. Wepler’s stewardship in the insurance industry has positioned him over the years as a sought-after adviser and chairperson for a range of organizations. He currently serves as an adviser to the board for the Worldwide Broker Network. Previous board positions include the Chairman of the Board of the Midwest Division of the Insurance Industry Charitable Foundation (IICF), the IICF’s national Board of Governors, Independent Insurance Agents & Brokers of New York, the American Bankers Insurance Association and adviser to the Disabled Veterans Insurance Careers (DVIC) Board. Mr. Wepler is an in-demand industry speaker because of his extensive knowledge in organic growth management, valuation enhancement strategies, business planning, perpetuation, financial management and M&A. He is often a keynote speaker at insurance carrier elite meetings, national conferences and leadership forums, including Council of Insurance Agents & Brokers conferences, Chubb Wharton Executive Leadership Training, Selective Executive Symposiums and S&P Global Market Intelligence investment workshops. With extensive experience in all facets of insurance business planning, from organic growth to perpetuation, Mr. Wepler’s skill set allows for designing innovative, progressive strategies that help owners as they work to realize their business goals and life’s dreams. Mr. Wepler holds an MBA from Kent State University and a Bachelor’s degree in Finance from Ohio University.

Joseph Schottland serves as a director on our board. Mr. Schottland has more than 20 years of experience in investment management and corporate consulting. Mr. Schottland has a demonstrated history of working in the investment management industry with strong entrepreneurship and expertise in corporate valuation, business strategy, management consulting, financial modelling and restructuring. Since February 2021, Mr. Schottland has been the CEO of AMWCO LLC, a residential real estate FinTech platform. Since January 2016, Mr. Schottland has also been a partner at Innovatus Capital Partners, a private equity firm focused on investing in growth, disruptive and distressed opportunities. From 2011 until the end of 2015, Mr. Schottland was a Partner at McKinsey & Co. where he focused on restructuring, strategy and advisory work, including the American Airlines bankruptcy and its subsequent merger with US Airways. From 2004 until 2010, he was a Senior Managing Director at Seabury Group, providing strategic and operational advisory and investment banking services to the aviation and aerospace industries. Prior to that. Mr. Schottland was at Bain & Co. Mr. Schottland holds an MBA in Corporate Strategy and Finance from Columbia Business School and a BS in Economics and American History from New York University.

Nadine Watt serves as a director on our board. Since December 2019, Ms. Watt has served as the CEO of Watt Companies and has more than 20 years of management and investment experience. She oversees the day-to-day activities and strategic planning for all commercial investment activities including acquisitions, development, and asset management for the Watt Companies’ 6 million-square-foot portfolio. Previously, Ms. Watt served as President of Watt Companies from 2011 to 2019. In 2011, she led a strategic reorganization of the company that moved the firm beyond traditional property management and leasing to a focus on acquisitions and real estate development, as well as joint venture opportunities. Ms. Watt played a key role in launching Watt Companies’ acquisition division — Watt Investment Partners — that now actively invests $60 million in a variety of property types across the Western United States. Ms. Watt has served on the Board of Directors of Fisker, Inc. since June 2020. Fisker, Inc. is an eco-friendly electric vehicles manufacturer.

Throughout her 20-year tenure at Watt Companies, Ms. Watt has touched all facets of the company’s operations, including the development of hundreds of apartment units and multiple shopping centers. Ms. Watt was also responsible for a widely celebrated multi-million-dollar renovation program at Watt Plaza, a 920,000 square foot, Class-A office building in Century City. The building was certified Platinum LEED and was recognized by BOMA International with an award for Outstanding Building of the Year.

Ms. Watt is a member of the University of Southern California Board of Governors and the Sol Price School of Public Policy Board of Councilors and serves on the Executive Committee of the Lusk Center for Real Estate as well as the USC Associates Board of Directors. She was the first woman to be named Chair of the Los Angeles Business Council, a position she still holds. She is a Board Member of Visionary Women and the City of Hope Los Angeles Real Estate & Construction Industries Council. Ms. Watt received the Century City Citizen of the Year award in 2017 and the EY Entrepreneur of the Year award in 2018. A graduate of Georgetown University School of Foreign Service, Ms. Watt also holds a Master of Arts degree from the School of Cinematic Arts at the University of Southern California.

Competitive Strengths

We believe that our networks and relationships from sourcing, evaluating, due diligence, and executing transactions and operating businesses will provide us with the ability to completing our business combination. If the transaction with Apifiny does not close, we believe that our management team is well positioned to identify and implement attractive business combination opportunities in an efficient manner. Our competitive strengths include the following:

● Management Operating and Investing Experience. Our management team and directors have significant experience in the insurance, financial, distribution/logistics and manufacturing industries. Our management team will be led by Jeffrey Tirman, our Chairman, CEO and President, by Nima Montazeri, our COO and board member, and by Peter Bakker, our Vice President of Business Analytics. Combined, they have more than 75 years of experience in executing complex corporate transactions across a variety of industries, coupled with extensive international senior corporate leadership roles. Mr. Tirman’s expertise lies in corporate valuations, financial and operational restructurings, corporate leadership management, and risk assessment and mitigation. He has led more than 8 turnaround and restructuring situations (both financial and operational), and has also analyzed, structured, negotiated and executed more than 100 corporate transactions. Mr. Montazeri, having executed investments in well over 100 mainly public companies, has extensive experience in financing and restructuring small to medium-sized public companies. We believe that Mr. Montazeri’s sector expertise in the technology industry in particular will be a significant competitive advantage for our company. Mr. Bakker has extensive corporate valuation and credit analysis experience across a variety of industries, especially FinTech, and has spent the last decade focused on SME financing and risk management.

● Strong Support Team. Our team is comprised of six individuals who have worked together for decades. All team members have either advanced accounting, financial and technical analysis or audit training, and/or extensive legal, corporate, operational and investment management experience, thereby enabling a highly focused approach to idea generation, analysis and transaction execution. Our team members also bring strong relationships with industry operators, consultants and investment bankers, expanding our network of valuable contacts and partners. We believe the well-roundedness of the team, strengthened by strong ties across industry, academia, banking and insurance, along with unaffiliated investor relationships, enhances our management team’s ability to complete a business combination. In addition, we know first-hand the burden placed on the management teams of companies while they are simultaneously trying to advance their development and implementation programs and sell their vision to both investors and the board of directors. We are prepared to shoulder some of this burden upfront, ultimately allowing our business combination partner to focus on creating value.

Investment Criteria

We focused on the following general criteria for evaluation of potential business combination targets. These criteria are not intended to be exhaustive and we cannot affirmatively say that Apifiny, or any alternative target business meets these criteria:

● Strong Management Team. We look at businesses that have strong and experienced management teams and complement the expertise of our management team. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

● Ready to be Public. We tried to identify companies that are public-ready with strong organizational structures, procedures, and processes in place.

● Opportunities for Bolt-on Acquisitions. We look for businesses that can grow both organically and/or through acquisition.

● Unique Industry Positioning. We reviewed businesses that have a leading or niche market position and that demonstrate advantages when compared to their competitors, if any, which may help to create barriers to entry against new competition..

● Diversified Customer and Supplier Base. We review businesses that have a diversified customer base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers and competitors.

● Can Benefit from Access to Public Capital Markets. We look for a business that can benefit from a public listing and access to new capital to support significant revenue and earnings growth or to facilitate technology development and deployment.

● Significant Expansion and/or Underexploited Growth Opportunities. We review target companies that have significant and underexploited expansion and deployment opportunities.

● Unrecognized Value or Misevaluation by the Market. We believe that this business combination targets has inherent value that we intend to leverage with our operational experience and disciplined investment approach to identify opportunities and unlock value.

● Attractive Risk-Adjusted Returns for our Stockholders. We believe this business combination will allow management to evaluate financial returns based on (i) risk-adjusted peak sales potential, (ii) the growth potential of pipeline products and the technology platform, (iii) the ability to accelerate growth via other options, including through the opportunity for bolt-on acquisitions.

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination.

As disclosed in our Current Report on Form 8-K filed with the SEC in January 27, 2022, and our Current Report on Form 8-K filed with the SEC on February 2, 2022, we signed a Merger Agreement with Apifiny, as described more fully in this report. Although our management will assess the risks inherent with this business combination, this assessment may not result in our identifying all risks that this business combination may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We are currently not seeking to raise additional funds through a private offering of debt or equity securities to complete the consummation of our business combination, and will effectuate our initial business combination using the amounts held in the trust account. Description and disclosure of the business combination will be more fully described in our filing of a Form S-4 which will include proxy materials and a more detailed description of the terms of the business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise in connection with the business combination.

Sources of Target Businesses

If the transaction with Apifiny does not close, our acquisition strategy will be to capitalize on the strengths of our management team to allow us to identify other businesses that have the capacity for cash flow creation, opportunity for operational improvement, robust company fundamentals, and qualified and driven management teams. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view.

Fair Market Value of Target Business or Businesses

We believe that the target business for this business combination meets the Nasdaq requirement of having a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination.

The fair market value of the target business or businesses or assets has been determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

● subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

● cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we have met with and evaluated the target business’ management, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 24 months from our IPO in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 312,501 of our public shares (or approximately 6.25% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting, that the over-allotment option is not exercised and that the initial stockholders do not purchase any shares in the after-market).

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, including any shares purchased by them in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to. The conversion rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

If a public stockholder fails to vote in favor of or against a proposed business combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his shares of common stock so redeemed to cash in connection with such business combination.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation of Trust Account if No Business Combination

If we do not complete the business combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 15th month from the closing of the IPO, but not more than five business days thereafter, and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

● prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

● we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

● if our initial business combination is not consummated within 12 months of the closing of the IPO, (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination), then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, must deposit into the trust account $500,000, or up to $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (up to an aggregate of $1,000,000 (or up to $1,150,000 if the underwriters’ over-allotment option is exercised in full), or $0.20 per share, if we extend for the full six months). We will issue a press release announcing the extension at least three days prior to the applicable deadline. In addition, we will issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are obligated to fund the trust account to extend the time for us to complete our initial business combination;

● we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

● prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

● Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

● Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

● The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

● The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

● The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

● The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

● The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

● Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

● Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

● Our operations being controlled by a new management team that our stockholders did not elect to invest with;

● Our insiders receiving compensation in connection with a business combination; and

● Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to evaluate, and execute a business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Competition

Although we have signed a Merger Agreement, we have not yet completed the process of the business combination. We cannot ensure our ability in completing a business combination.

There are a number of factors that could impact our ability to complete the business combination. Our management believes, however, that if we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices 9663 Santa Monica Blvd., No. 1091, Beverly Hills, CA 90210. Our executive offices are provided to us by our Sponsor. On August 09, 2021, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “ASPAU” on August 10, 2021. The shares of common stock and warrants comprising the units began separate trading on Nasdaq on September 3, 2021, under the symbols “ASPA” and “ASPAW”, respectively.

Holders of Record

As of December 31, 2021, there were 1,433,480, of our shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On August 12, 2021, we consummated our initial public offering (the “IPO”) of 5,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one redeemable warrant to purchase one share of Common Stock for $11.50 (“Warrant”). On August 23, 2021 the Company consummated the partial exercise of the underwriter’s over-allotment option for an additional 733,920 Units (the “Additional Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,333,920, including the over-allotment.

Simultaneously with the consummation of the Initial Public Offering, the Company completed the private sale of 276,250 units (the “Private Units”) to Abri Ventures I, LLC, the Company’s sponsor (the “Sponsor”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500. The Private Units are identical the Units sold in the IPO. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating additional gross proceeds of $183,480.

A total of $57,339,200 of the net proceeds from the sale of Units in the IPO and the private placement on August 23, 2021 were placed in a trust account in the United States established for the benefit of the Company’s public stockholders, maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account, the Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity; or (iii) absent a business combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

For a description of the use of the proceeds generated in our IPO, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” our Form S-1 as filed on July 15, 2021.

Overview

We are a blank check company incorporated on March 18, 2021 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or IPO and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

On August 12, 2021, simultaneously with the consummation of the IPO, we sold to our Sponsor in a Private Placement 276,250 Private Units at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500. The Private Units are identical to the Public Units.

Recent Developments

Merger Agreement

On January 27, 2022, Abri SPAC I, Inc., a Delaware corporation (“Abri”), entered into a Merger Agreement (the “Merger Agreement”) by and among Apifiny Group Inc., a Delaware corporation (“Apifiny”), Abri, Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Abri (“Merger Sub”), Erez Simha, solely in his capacity as representative, agent and attorney-in-fact of the Apifiny security holders, and Abri Ventures I, LLC (the “Sponsor”), solely in its capacity as representative, agent and attorney-in-fact of the Indemnified Party (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, a business combination between Abri and Apifiny will be effected through the merger of Merger Sub with and into Apifiny, with Apifiny surviving the merger as a wholly owned subsidiary of Abri (the “Merger”). The board of directors of Abri has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of Abri.

The Merger is expected to be consummated after obtaining the required approval by the stockholders of Abri and Apifiny and the satisfaction of certain other customary closing conditions.

Merger Consideration

Initial Consideration

The total consideration to be paid at Closing (the “Initial Consideration”) by Abri to Apifiny security holders will be an amount equal to $450 Million. The Initial Consideration will be payable in shares of Class A common stock, par value $0.0001 per share, of Abri (“Abri Common Stock”).

Earnout Payments

In addition to the Initial Consideration, certain Apifiny security holders (the Earnout Recipients as defined in the Merger Agreement) will also have the contingent right to earn up to 10,500,000 shares of Abri Common Stock in the aggregate (“Earnout Consideration”) as follows:

●	Such Apifiny security holders will earn 3,000,000 shares of the Earnout Consideration, in the aggregate, if over any twenty (20) consecutive Trading Days (as defined in the Merger Agreement) during the period beginning on the date of Closing Date (as defined in the Merger Agreement) and ending on the first anniversary of the Closing Date (the “First Earnout Period”), the VWAP (as defined in the Merger Agreement) of the Abri Common Stock is greater than or equal to $16.50 per share (the “First Milestone”).

●	Such Apifiny security holders will earn an additional 3,750,000 shares of the Earnout Consideration, in the aggregate, if over any twenty (20) consecutive Trading Days during the period beginning on the Closing Date and ending on the second anniversary of the Closing Date (the “Second Earnout Period”), the VWAP of the Abri Common Stock is greater than or equal to $23.00 per share (the “Second Milestone”).

●	Such Apifiny security holders will earn an additional 3,750,000 shares of the Earnout Consideration, in the aggregate, if within any twenty (20) consecutive Trading Days during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “Third Earnout Period” and together with the First Earnout Period and the Second Earnout Period, each, an “Earnout Period” and collectively, the “Earnout Periods”), the VWAP of the Abri Common Stock is greater than or equal to $30.00 per share (the “Third Milestone” and together with the First Milestone and the Second Milestone, the “Earnout Milestones”).

●	Upon a Change in Control (as defined in the Merger Agreement) during any Earnout Period, if the per share valuation of Abri Common Stock in connection with such Change in Control is equal to or greater than any applicable Earnout Milestone or Milestones, such Apifiny security holders will earn the shares of the Earnout Consideration issuable in respect to each applicable Earnout Milestone or Milestones as described above, which will be released as of immediately prior to the Change of Control.

The Earnout Consideration (1) will be issued to the recipients thereof at Closing and (2) will be placed in escrow at Closing.

The Earnout Consideration will not be released from escrow until it is earned as a result of the occurrence of the applicable Earnout Milestone or in connection with a Change in Control, as set forth in the fourth bullet above. Shares of the Earnout Consideration not earned on or before the expiration of the applicable Earnout Period will be forfeited without any consideration and thereupon returned to Abri pursuant to the Earnout Escrow Agreement.

In the case of any holder of Apifiny stock options, the applicable shares of the Earnout Consideration will not be released from escrow until the occurrence of the applicable Earnout Milestone within the applicable Earnout Period, provided that such holder (i) has exercised their stock options prior to the occurrence of the applicable Earnout Milestone and (ii) continues to be employed by Apifiny or one of its subsidiaries at such time. Shares of the Earnout Consideration that are not earned by a holder of Apifiny Stock options on or before the third anniversary of the Closing Date will be forfeited without any consideration and thereupon returned to Abri pursuant to the Earnout Escrow Agreement.

Treatment of Apifiny Securities

Cancellation of Securities

Each share of Apifiny capital stock, if any, that is owned by Abri, Merger Sub, Apifiny, or any of their respective subsidiaries (as treasury stock or otherwise) immediately prior to the effective time of the Merger (the “Effective Time”), will automatically be cancelled and retired without any conversion or consideration.

Common Stock

●	Series F Common Stock. Immediately prior to the Effective Time, each issued and outstanding share of Apifiny’s Series F Common Stock, par value $0.0001 per share (“Apifiny F Stock”) (other than any such shares of Apifiny capital stock cancelled as described above), will be converted into the right to receive a number of shares of Abri Common Stock and a number of shares of preferred stock, par value $0.0001 per share, of Abri (“Abri Preferred Stock”), in each case at the Merger Exchange Ratio, and the pro rata portion of the Earnout Consideration, if any, set forth in the Closing Consideration Spreadsheet (as defined in the Merger Agreement) with respect to such share of Apifiny F Stock.

●	Series A Common Stock. Immediately prior to the Effective Time, each issued and outstanding share of Apifiny’s Class A common stock, par value $0.0001 per share (“Apifiny A Stock” and, together with the Apifiny F Stock, “Apifiny Common Stock”) (other than any such shares of Apifiny capital stock cancelled as described above and any dissenting shares) will be converted into the right to receive a number of shares of Abri Common Stock at the Merger Exchange Ratio and the pro rata portion of the Earnout Consideration, if any, set forth in the Closing Consideration Spreadsheet with respect to such share of Apifiny A Stock..

●	“Merger Exchange Ratio” means the quotient obtained by dividing (a) 45,000,000 by (b) the Fully Diluted Company Shares.

●	“Fully Diluted Company Shares” means the sum, without duplication, of (a) all shares of Apifiny Common Stock that are issued and outstanding immediately prior to the Effective Time; plus (b) the aggregate number of Rollover Option Shares for in-the-money Company Options (each as defined in the Merger Agreement); plus (c) all shares of Apifiny Common Stock issuable upon conversion, exercise or exchange of any other in-the-money securities of Apifiny convertible into or exchangeable or exercisable for shares of Apifiny Common Stock.

Merger Sub Securities

Each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one newly issued share of common stock of the surviving corporation of the Merger.

Stock Options

At the Effective Time, each outstanding option to purchase shares of Apifiny Common Stock will be converted into an option to purchase, subject to substantially the same terms and conditions as were applicable under such options at the Effective Time, under an equity option plan to be adopted post-Closing as described in the Merger Agreement, shares of Abri Common Stock equal to the number of shares subject to such option at the Effective Time multiplied by the Merger Exchange Ratio, at an exercise price per share of Abri Common Stock equal to the exercise price per share of Apifiny Common Stock equal to (a) the exercise price per share of Series A Common Stock of such option divided by (b) the Merger Exchange Ratio.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things: (a) corporate existence and power; (b) authorization to enter into the Merger Agreement and related transactions; (c) governmental authorization; (d) non-contravention; (e) capitalization; (f) corporate records; (g) subsidiaries; (h) consents; (i) financial statements; (j) books and records; (k) internal accounting controls; (l) absence of certain changes; (m) properties; title to assets; (n) litigation; (m) contracts; (o) licenses and permits; (p) compliance with laws; (q) intellectual property; (r) accounts payable; affiliate loans; (s) employee matters and benefits; (t) tax matters; (u) real property; (v) environmental laws; (w) finders’ fees; (x) powers of attorney, suretyships and bank accounts; (y) directors and officers; (z) anti-money laundering laws; (aa) insurance; (ab) related party transactions; and (ac) certain representations related to securities law and activity. Abri has additional representations and warranties, including (a) issuance of shares; (b) trust fund; (c) listing; (d) board approval; (e) SEC documents and financial statements; (f) certain business practices; and (g) expenses, indebtedness and other liabilities.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, conduct of business, access to information, cooperation in the preparation of the Form S-4 and Proxy Statement (as each such term is defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders. Abri has also agreed to include in the Proxy Statement the recommendation of its board that its stockholders approve all of the proposals to be presented at the special meeting.

Non-Solicitation Restrictions

Each of Abri and Apifiny has agreed that from the date of the Merger Agreement until the Closing Date or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate, encourage or engage in any negotiations with any party relating to an Alternative Transaction (as defined in the Merger Agreement), take any action intended to facilitate an Alternative Transaction or approve, recommend or enter into any agreement relating to an Alternative Transaction. Each of Abri and Apifiny has also agreed to be responsible for any acts or omissions of any of its respective representatives that, if they were the acts or omissions of Abri and Apifiny, as applicable, would be deemed a breach of such party’s obligations with respect to these non-solicitation restrictions.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable (A) law or order, or (B) Action (as defined in the Merger Agreement) commenced or asserted in writing by any Authority (as defined in the Merger Agreement), prohibiting or, in the case of clause (B), materially restrict the consummation of the Merger and related transactions; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) receipt of any consent, approval or authorization required by any Authority (as defined in the Merger Agreement); (iv) Abri having at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the Merger; (v) approval by Apifiny’s stockholders of the Merger and related transactions; (vi) approval by Abri’s stockholders of the Merger and related transactions; (vii) the conditional approval for listing by the Nasdaq Stock Market of the shares of Abri Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement and the Additional Agreements and satisfaction of initial and continued listing requirements; and (ix) the Form S-4 becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”).

Solely with respect to Abri and Merger Sub, the consummation of the Merger is conditioned upon, among other things: (i) Apifiny having duly performed or complied with all of its obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of Apifiny, other than certain fundamental representations as set forth in the Merger Agreement, being true and correct in all respects unless failure to be true and correct would not have or reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on Apifiny’s ability to consummate the Merger and related transactions; (iii) certain fundamental representations, as set forth in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies; (iv) no event having occurred that would result in a Material Adverse Effect on Apifiny or any of its subsidiaries; (v) providing a certificate from the chief executive officer as to the accuracy of these conditions; (vi) not more than five percent (5%) of the issued and outstanding shares of Apifiny Common Stock constituting Dissenting Shares (as such term is defined in the Merger Agreement); (vii) Apifiny delivering financial statements required to be included in any filings with the SEC; and (viii) Apifiny having filed applications for the registration of its ownership of all of its Chinese intellectual property with the Copyright Protection Centre of China.

Solely with respect to Apifiny, the consummation of the Merger is conditioned upon, among other things: (i) Abri and Merger Sub having duly performed or complied with all of their respective obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of Abri, other than certain fundamental representations as set forth in the Merger Agreement, being true and correct in all respects unless failure would not have or reasonably be expected to have a Material Adverse Effect on Abri or Merger Sub; (iii) certain fundamental representations, as set forth in the Merger Agreement, being true and correct in all respects other than de minimis inaccuracies; (iv) no event having occurred that would result in a Material Adverse Effect on Abri or Merger Sub; (v) Abri, Abri Ventures I, LLC (the “Sponsor”), and any other security holder of Abri, shall have executed and delivered to Apifiny each Additional Agreement to which they each are a party; (vi) Abri and Merger Sub having each delivered certain certificates to Apifiny; (vii) Abri having filed its Amended Parent Charter (as defined in the Merger Agreement) and such Amended Parent Charter being declared effective by, the Delaware Secretary of State; and (viii) Abri having delivered executed resignation of certain Abri directors as set forth in the Merger Agreement.

Termination

The Merger Agreement may be terminated as follows:

(i)	by either Abri or Apifiny, without liability to the other party, if (A) the Merger and related transactions are not consummated on or before the six-month anniversary of the date of the Merger Agreement (the “Outside Closing Date”), provided that, if the SEC has not declared the Form S-4 effective on or prior to the six-month anniversary of the Merger Agreement, the Outside Closing Date shall be automatically extended by one month; and (B) the material breach or violation of any representation, warranty, covenant or obligation under the Merger Agreement by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the Closing to occur on or before the Outside Closing Date. Such right may be exercised by Abri or Apifiny, as the case may be, giving written notice to the other at any time after the Outside Closing Date.

(ii)	by either Abri or Apifiny if any Authority (as defined in the Merger Agreement) has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Merger.

(iii)	by either Abri or Apifiny if Abri’s stockholders fail to approve the Required Parent Proposals (as defined in the Merger Agreement) at the Abri stockholder meeting;

(iv)	by mutual written consent of Abri and Apifiny duly authorized by each of their respective boards of directors;

(v)	by either Abri or Apifiny, if the other party has breached any of its covenants or representations and warranties such that it would be impossible or would reasonably be expected to be impossible to satisfy any of its closing conditions and such breach is incapable of being cured or is not cured by the earlier of (A) the Outside Closing Date and (B) 30 days following receipt by the breaching party of a written notice of the breach; provided that the terminating party is not then in breach of the Merger Agreement so as to prevent the satisfaction of its closing conditions;

(vi)	by Abri if Apifiny has not received approval from Apifiny’s stockholders of the Merger and related transactions by the Company Stockholder Written Consent Deadline (as defined in the Merger Agreement), provided that Abri is not then in breach of the Merger Agreement so as to prevent the satisfaction of its closing conditions, further provided that upon Apifiny receiving such stockholder approval, Abri will no longer have any right to so terminate the Merger Agreement; and

(vii)	by Abri if the Company, Abri and their respective Affiliates, as applicable, have not by the end of the Assurance Arrangement Negotiation Period (as defined in the Merger Agreement) executed and delivered each of the Assurance Agreement and the Assurance Escrow Agreement (each as defined in the Merger Agreement) within five days of the expiration of the Assurance Arrangement Negotiation Period.

Effect of Termination

If the Merger Agreement is terminated in accordance with its terms, the Merger Agreement will become void and of no further force and effect without liability of any party, except for liability arising out of any party’s willful breach of the Merger Agreement, intentional fraud or willful misconduct.

Indemnification

Apifiny’s security holders agree to indemnify and hold harmless Abri from all Losses (as defined in the Merger Agreement) arising out of any breach or inaccuracy of the representations and warranties of Apifiny in the Merger Agreement or any breach of a covenant by Apifiny, subject to certain limitations and procedures set forth in the Merger Agreement.

The Merger Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about Abri, Apifiny or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in one or more disclosure letters prepared in connection with the execution and delivery of the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about Abri, Apifiny or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that Abri makes publicly available in reports, statements and other documents filed with the SEC. Abri and Apifiny investors and security holders are not third-party beneficiaries under the Merger Agreement.

Certain Related Agreements

Parent Stockholder Support Agreement

In connection with the execution of the Merger Agreement, Abri, Apifiny and a certain stockholder of Abri entered into that certain Parent Stockholder Support Agreement dated January 27, 2022 (the “Parent Stockholder Support Agreement”) pursuant to which that certain Abri stockholder agreed to vote all shares of Abri Common Stock beneficially owned by them, including any additional shares of Abri they acquire ownership of or the power to vote in favor of the Parent Proposals (as defined in the Merger Agreement), including the Merger and related transactions and against any action reasonably expected to impede, delay or materially and adversely affect the Merger and related transactions.

The foregoing description of the Parent Stockholder Support Agreement is qualified in its entirety by reference to the full text of the Parent Stockholder Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Company Stockholder Support Agreement

In connection with the execution of the Merger Agreement, Abri, Apifiny and certain stockholders of Apifiny entered into that certain Company Stockholder Support Agreement dated January 27, 2022 (the “Company Stockholder Support Agreement”), pursuant to which those certain Apifiny stockholders parties thereto have agreed to vote all common stock of Apifiny beneficially owned by them, including any additional shares of Apifiny they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay or materially and adversely affect the Merger and related transactions.

The foregoing description of the Company Stockholder Support Agreement is qualified in its entirety by reference to the full text of the Company Stockholder Support Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on February 2, 2022.

Agreements to be Executed On or Before Closing

Assurance Agreement

In connection with the execution of the Merger Agreement, the Sponsor, Apifiny and TipTop Century Limited (“Tiptop”) will negotiate in good faith to enter into an assurance agreement (the “Assurance Agreement”), pursuant to which 6,650,000 shares of Abri Common Stock held by TipTop (the “Assurance Shares”) will be deposited in an escrow account with the Continental Stock Transfer & Trust Company, acting as escrow agent (the “Escrow Agent”) and will be released from escrow and issued to the Sponsor, free of all applicable liens, upon the occurrence of any of the following:

(a) (i) the VWAP of the shares of Abri Common Stock is lower than $10.50 per share on any single Trading Day (as defined in the Assurance Agreement) (the “Minimum Daily VWAP Trading Price Breach”) during the period starting on and including the Trading Day immediately following the day of the distribution by Abri of the proxy statement to holders of Abri Common Stock, and ending on and including the Trading Day immediately preceding the Closing Date (the “VWAP Maintenance Period”), and (ii) the Closing shall have occurred (“First Scenario”); or

(b) (i) the Merger Agreement shall not have been terminated in accordance with Article X thereof; (ii) the Closing shall not have occurred before or on the date on which the Closing is required to occur in accordance with Section 2.6 of the Merger Agreement (such date, the “Specified Date”); (iii) no earlier than 5:00 PM Eastern Time on the Specified Date, Abri shall have given a good faith notice to Apifiny in accordance with Section 12.1 of the Merger Agreement stating that Abri and the Merger Sub stand ready and willing to consummate the Merger during the immediately succeeding three (3) Business Day period (the “Company Closing Period”), which notice shall be an irrevocable binding commitment of Abri and Merger Sub to consummate the Merger throughout the Company Closing Period; (iv) at all times during the Company Closing Period, all of the conditions set forth in Article IX of the Merger Agreement shall continue to be satisfied or shall be capable of being satisfied or waived (to the extent permitted by applicable law) if the Closing were to occur during the Company Closing Period; and (v) Apifiny shall have failed to consummate the Merger on or before the end of the Company Closing Period (“Second Scenario”).

If all of the conditions set forth in the First Scenario above, or all of the conditions set forth in the Second Scenario above, shall not have been satisfied, the Assurance Shares shall be returned by the Escrow Agent to TipTop pursuant to the Assurance Escrow Agreement upon the earlier to occur of (i) the Closing and (ii) the termination of the Merger Agreement in accordance with Article X thereof.

The foregoing description of the Assurance Agreement is qualified in its entirety by reference to the full text of the initial draft of the Assurance Agreement which may be further updated by the parties as they continue to negotiate this agreement in good faith. A copy of the initial draft of the Assurance Agreement is included as Exhibit N to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Assurance Escrow Agreement

In connection with the execution of the Merger Agreement, Abri and Apifiny, TipTop and the Escrow Agent for the Assurance Shares, will negotiate in good faith to enter into an agreement (the “Assurance Escrow Agreement”), pursuant to which the Escrow Agent shall hold the Assurance Shares in an escrow account under the conditions provided in the Assurance Agreement, and shall not release such Assurance Shares until after receipt by the Escrow Agent of either (i) a joint written instruction signed by each of Apifiny, TipTop and the Sponsor (a “Joint Written Instruction”), held by the Escrow Agent and activated upon receipt of a Notification Letter (as hereinafter described), and in accordance with the procedures set forth in the Escrow Assurance Agreement or (ii) a Final Order (as such term is defined in the Assurance Escrow Agreement). The “Notification Letter” is a notice from Chardan to the Escrow Agent to release the Joint Written Instruction when Chardan can confirm that either (i) all of the conditions set forth in the First Scenario, or (ii) all of the conditions set forth in the Second Scenario, have been satisfied. If none of the conditions for the release of the Assurance Shares have been met, the Assurance Shares will be returned to TipTop as set forth in the Assurance Agreement.

The foregoing description of the Assurance Escrow Agreement is qualified in its entirety by reference to the full text of the initial draft of the Assurance Escrow Agreement which may be further updated by the parties as they continue to negotiate this agreement in good faith. A copy of the initial draft of the Assurance Escrow Agreement is included as Exhibit O to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Agreements to be Executed at Closing

Company Lock-Up Agreement

In connection with the execution of the Merger Agreement, Abri and certain Apifiny stockholders will enter into a lock-up agreement (the “Company Lock-Up Agreement”), pursuant to which those certain Apifiny stockholders parties thereto will agree, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any shares of Abri Common Stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of Common Stock if any, acquired during the Company Lock-Up Period (as defined below), the “Company Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Company Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Company Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is 12 months after the Closing Date (the period from the date of the Company Lock-Up Agreement until such date, the “Company Lock-Up Period”).

The foregoing description of the Company Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Company Lock-Up Agreement, a copy of which is included as Exhibit C1 to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Sponsor Lock-Up Agreement

In connection with the execution of the Merger Agreement, Abri and the Sponsor will enter into a sponsor lock-up agreement (the “Sponsor Lock-Up Agreement”), pursuant to which the Sponsor will not (i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of Abri Common Stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of Common Stock if any, acquired during the Sponsor Lock-Up Period (as defined below) (the “Sponsor Lock-Up Shares”); (ii) enter into a transaction that would have the same effect, or (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-up Shares; or otherwise, publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any Short Sales, until the date that is 6 months after the Closing Date (the period from the date of the Sponsor Lock-Up Agreement until such date, the “Sponsor Lock-Up Period”).

The foregoing description of the Sponsor Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Sponsor Lock-Up Agreement, a copy of which is included as Exhibit C2 to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Amended and Restated Registration Rights Agreement

At Closing, Abri, the Sponsor, certain Apifiny securityholders and Chardan Capital Markets, LLC as underwriter (the “Underwriter”) will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which the Sponsor, the Underwriter and holders of the Company Lock-Up Shares and recipients of the Earnout Shares, if any, will be provided certain rights relating to the registration of certain Abri securities.

The foregoing description of the Amended and Restated Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of Amended and Restated Registration Rights Agreement, a copy of which is included as Exhibit D to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Sponsor Earnout Agreement

In connection with the execution of the Merger Agreement, Abri and the Sponsor will enter into a sponsor earnout agreement (the “Sponsor Earnout Agreement”), pursuant to which the Sponsor will have the contingent right to earn the Sponsor Earnout Shares (as defined in the Sponsor Earnout Agreement). The Sponsor Earnout Shares consist of 1,050,000 shares of Abri Common Stock that will be placed in escrow with the Escrow Agent (as defined below). The Sponsor may earn the Sponsor Earnout Consideration as follows:

●	275,000 Sponsor Earnout Shares will be earned and released from escrow upon satisfaction of the First Milestone Event (as defined in the Sponsor Earnout Agreement);

●	350,000 Sponsor Earnout Shares will be earned and released from escrow upon satisfaction of the Second Milestone Event (as defined in the Sponsor Earnout Agreement); and

●	425,000 Sponsor Earnout Shares will be earned and released from escrow upon satisfaction of the Third Milestone Event (as defined in the Sponsor Earnout Agreement).

The foregoing description of the Sponsor Earnout Agreement is qualified in its entirety by reference to the full text of the form of Sponsor Earnout Agreement, a copy of which is included as Exhibit E to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Earnout Escrow Agreement

In connection with the execution of the Merger Agreement, Abri, the Sponsor, Erez Simha as the Apifiny securityholder representative and Continental Stock Transfer & Trust Company (the “Escrow Agent”) will enter into an earnout escrow agreement (the “Earnout Escrow Agreement”), pursuant to which 11,550,000 shares of Abri Common Stock will be deposited in escrow with the Escrow Agent and will serve as a source of payment for certain Apifiny securityholders and the Sponsor in the event that the post-business combination company reaches certain milestone events (as described in the Merger Agreement and the Sponsor Earnout Agreement, respectively) after the Closing.

The foregoing description of the Earnout Escrow Agreement is qualified in its entirety by reference to the full text of the form of Earnout Escrow Agreement, a copy of which is included as Exhibit J to the Merger Agreement, filed as Exhibit 2.1to the Current Report on Form 8-K, filed on February 2, 2022.

Indemnification Escrow Agreement

In connection with the execution of the Merger Agreement, the Sponsor (acting as the representative of Abri as the indemnified party under the Merger Agreement) will enter into an indemnification escrow agreement (the “Indemnification Escrow Agreement”) with the Apifiny securityholder representative and the Escrow Agent, pursuant to which 2,250,000 shares of Abri Common Stock will be deposited in escrow with the Escrow Agent and will serve as security for and a source of payment with respect to Abri’s right to indemnification under the Merger Agreement.

The foregoing description of the Indemnification Escrow Agreement is qualified in its entirety by reference to the full text of the form of Indemnification Escrow Agreement, a copy of which is included as Exhibit K to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Voting Agreement

In connection with the execution of the Merger Agreement, Abri, the Sponsor and certain holders of Abri Common Stock will enter into a voting agreement (the “Voting Agreement”), pursuant to which such holders of Abri Common Stock agree to vote in favor of certain matters relating to the nomination and election of the Post-Closing Board of Directors (as described in the Voting Agreement).

The foregoing description of the Voting Agreement is qualified in its entirety by reference to the full text of the form of Voting Agreement, a copy of which is included as Exhibit M to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

 Warrant Revenue Sharing Side Letter

In connection with the execution of the Merger Agreement, Abri, Apifiny and the Sponsor will enter into a letter agreement (the “Warrant Revenue Sharing Side Letter”), pursuant to which Abri and Apifiny will divide the proceeds from the Warrant Exercise Price (as defined in the Warrant Revenue Sharing Side Letter), arising from the exercise of the warrants issued as part of the Abri units sold in its initial public offering, as follows:

A.	20% of the Warrant Exercise Price received in cash by Abri shall be delivered to the Sponsor in cash or immediately available funds not later than five (5) days following Abri’s receipt of the cash exercise price of any Warrant;

B.	35% of the Warrant Exercise Price received in cash by Abri shall be made available to the Chief Executive Officer of Abri in cash or immediately available funds not later than five (5) days following Abri’s receipt of the cash exercise price of any Warrant and the Chief Executive Officer of Abri shall have the right to pay all or any portion of such amount received to the persons that managed or controlled Apifiny immediately prior to the consummation of the transaction contemplated by the Merger Agreement, in each case, such payments to be in such amounts and to such persons as the Chief Executive Officer of Abri shall determine in such officer’s sole discretion; and

C.	Abri shall keep 45% of the Warrant Exercise Price received in cash by Abri.

The foregoing description of the Warrant Revenue Sharing Side Letter is qualified in its entirety by reference to the full text of the form of Warrant Revenue Sharing Side Letter, a copy of which is included as Exhibit Q to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 2, 2022.

Results of Operations

Our only activities from March 18, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 18, 2021 (inception) through December 31, 2021, we had net loss of $1,127,612, which consisted of operating costs of $1,134,803, offset by interest income on marketable securities held in the Trust Account of $1,299 and a change in fair value of warrant liability of $5,892.

Liquidity and Capital Resources

On August 12, 2021, we consummated our IPO of 5,000,000 Units, generating gross proceeds to the Company of $50,000,000. On August 12, 2021, simultaneously with the consummation of the IPO, we sold 276,250 Private Units to our Sponsor at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500.

On August 19, 2021, the underwriters notified the Company of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 Additional Units at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,339,200. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Private Units at $10.00 per Additional Private Unit, generating additional gross proceeds of $183,480. A total of $7,339,200 of the net proceeds from the sale of the Additional Units and the Additional Private Units was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account on that date to $57,339,200.

For the period from March 18, 2021 (inception) through December 31, 2021, cash used in operating activities was $768,862. Net loss of $(1,127,612) was offset by interest income on marketable securities held in the Trust Account of $1,299 and a change in fair value of warrant liability of $5,892. Changes in operating assets and liabilities used $365,941 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $57,340,207 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2021, we had cash of $154,942. Our liquidity needs prior to the consummation of our Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of our Initial Public Offering, we expect that we will need additional capital to satisfy our liquidity needs beyond the net proceeds from the consummation of our Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

The accompanying financial statement has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the business combination. The Company cannot provide any assurance that its plans to raise capital or to consummate a business combination will be successful. Based on the foregoing, management believes that there is a risk that the Company may not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the business combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on August 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Warrant Liabilities

We will account for warrants for shares of the Company’s common stock that are not indexed to our own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC 815-40”). Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of any warrants. At that time, the portion of the warrant liabilities related to the warrants will be reclassified to additional paid-in capital.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of February 1, 2021.

Name	Age	Title
Jeffrey Tirman	57	Chairman of the Board of Directors and Chief Executive Officer
Nima Montazeri	44	Executive Vice President, Chief Operating Officer and Director
Christopher Hardt	55	Chief Financial Officer
Peter Bakker	67	Vice President of Business Analytics
Amy Wall	46	Vice President
John Wepler	52	Director
Joseph Schottland	50	Director
Nadine Watt	52	Director

Below is a summary of the business experience of each our executive officers and directors:

Jeffrey Tirman is Chairman of our Board of Directors and Chief Executive Officer. Mr. Tirman has over 30 years of international investment and corporate management experience, specializing in discrete corporate transactions, senior corporate strategy development and management, turnarounds, and restructurings (operational and financial). Since beginning his career, Mr. Tirman has executed and structured several complex international corporate transactions both on behalf of independent shareholders and as primary shareholder. Mr. Tirman has also negotiated, executed and participated in numerous types of transactions, including public listings, spin-offs, administration proceedings, organizing and leading creditor committees, corporate rationalizations, acquisitions and divestitures, and balance sheet refinancing, as well as analyzing and executing numerous debt and equity investments and capital structure arbitrage positions. Mr. Tirman founded Abri Advisors Ltd, in Bermuda in 2016 and Abri Advisors (UK) Ltd. in the United Kingdom in 2020 to invest across a variety of asset classes, and to provide corporate advisory services focused on corporate turnarounds and restructuring. Mr. Tirman is also the managing member and a director of Abri Ventures 2, LLC, and chief executive officer of Abri Sponsor Company Ltd, and Abri Advisors, Inc., both private equity holding companies. Mr. Tirman also serves as the managing member and a director of Abri Ventures I, LLC, our sponsor. Since January 2016, Mr. Tirman had been the Chairman and CEO, and still serves as CEO of Elan d.o.o., based in Slovenia, and sits on the boards of several Elan subsidiaries. Since May 2019, Mr. Tirman has been the CEO and Director of Luxembourg-based KJK Sports S.A. and sits on the boards of several holdings thereunder including Tahe Outdoors based in France and Estonia, Baltic Vairus based in Lithuania, and Leader 96 based in Bulgaria. As of June 30, 2021, these companies employed more than 3,000 people and generated revenues in excess of €350 million. Mr. Tirman is charged with leading the operational and financial restructuring of these companies with the aim of increasing operational efficiency, financial performance and transparency, along with the implementation of standardized business practices and transparent corporate governance principles.

From 2009 through 2014, Mr. Tirman was an adjunct professor of Advanced Corporate Finance for the Master of Sciences in Finance (MScF) program at l’Ecole des Hautes Etudes Commerciales (HEC) in Lausanne, Switzerland, which is a joint effort between l’Université de Lausanne (UNIL), Ecole Polytechnique Fédérale de Lausanne (EPFL) and the Federal Swiss Banking and Finance Institute. From 2011 through 2013, Mr. Tirman was also a guest lecturer on Credit Markets and Credit Risk for the Asset and Wealth Management Executive MBA (AWEMBA) program at the HEC, which was a joint program between University of Lausanne and the Tepper School of Management at Carnegie Mellon University, in Pennsylvania, USA. Mr. Tirman’s lectures focused on risk assessment and analysis. Mr. Tirman holds an MBA in Corporate Tax & Accounting from Tulane University and a BA in Economics & Finance at the University of Arkansas.

Nima Montazeri is our Executive Vice President, Chief Operating Officer and Director. Mr. Montazeri has more than 21 years of experience in corporate finance and is experienced in matters related to financing public and private companies. Mr. Montazeri has substantial experience in structuring complex financing instruments and private placements for small and mid-cap public companies, including working with many companies to design and implement operational and management restructuring plans. Mr. Montazeri is also the chief operating officer of Abri Advisors Ltd, in Bermuda, and Abri Advisors (UK) Ltd. Mr. Montazeri has advised numerous small and mid-cap companies on growth strategies with a focus on international business development and expansion. Since March 2017, Mr. Montazeri has been a general partner at Brown Stone Capital, LP., focused on investment management. Previously, from 2008 to 2017, Mr., Montazeri was a Managing Director at Floyd Associates, Inc., leading management and financial consulting efforts and investing across multiple asset classes. Since 2012, Mr. Montazeri has been an active money manager focused on equity, fixed income, real estate, and derivative strategies. Mr. Montazeri has assisted several clean energy and automotive solution companies with their capital development efforts by organizing access to strategic sources of capital, as well as advising on new and expanding markets. Furthermore, he played an instrumental role in raising international capital for a California based concentrated solar power company. In 2003 he led an innovative technology transfer program from NASA’s Jet Propulsion Laboratory which resulted in the development of a novel biological detection instrument. Mr. Montazeri has an extensive network of international investment and finance relationships providing access to a variety of transactions and differentiated investment opportunities, along with a robust capital raising network.

Furthermore, Mr. Montazeri is the author of several research reports related to clean energy, defense, counter terrorism, and natural resources. As an economist, he has conducted extensive research on international trade, openness, and the resulting impact on economic growth. Mr. Montazeri’s research covered the analysis of thousands of historical bilateral trade figures in an attempt to discover statistically significant correlations between openness to trade and real economic growth. Mr. Montazeri holds a BA with honors in Economics from the University of British Columbia and a Master’s in Finance and Accounting from the London School of Economics and Political Science.

Christopher Hardt, our Chief Financial Officer and a director of the Company, has more than 30 years of Big 4 audit, compliance, reporting and international corporate advisory experience. Mr. Hardt recently retired from PwC LLP where he was an audit partner since 2000. Mr, Hardt is also the chief financial officer of Abri Advisors Ltd, in Bermuda, and Abri Advisors (UK) Ltd. Mr. Hardt has been based previously in PwC’s offices in London, England, Lausanne, Switzerland and Tokyo, Japan in addition to several offices in the United States. During his tenure at PwC, he was a lead partner on several large multinational audit clients in the Consumer Markets, Technology, Media, Automotive, Banking and Insurance industries and has conducted business in over 40 countries. Mr. Hardt has also served as a leader in PwC’s SEC Services group in the firm’s National Office where he was responsible for oversight of both foreign and domestic registrant client SEC filings including both debt and equity IPOs. In his prior roles at PwC, Mr. Hardt has extensive experience with companies preparing to go public including the financial statement and internal controls requirements of The Sarbanes-Oxley Act, interacting with the Securities and Exchange Commission and the financial reporting implications of executing growth strategies involving mergers and acquisitions. Mr. Hardt also has many years of experience interacting with public company Boards and their audit/finance committees. Mr. Hardt is an investor and adviser to Cavan & Co LLC, an early-stage American made lifestyle apparel brand. Mr. Hardt holds a BA in Business Administration from Furman University and is a CPA licensed in Ohio, Georgia and New Jersey. Mr. Hardt serves on the President’s Advisory Council of Furman University and is a member of the Parents Board at The Georgia Institute of Technology.

Peter Bakker is our Vice President of Business Analytics. Mr. Bakker has more than 30 years of experience in high-yield debt finance, portfolio management, secured lending, and SME trade finance. Mr. Bakker has been a Vice President at Abri Advisors Ltd. since June 2019, focused on corporate evaluation and M&A. From January 2015 to June 2019, Mr. Bakker was the Chief Risk Officer at Channel Capital Advisors, where he oversaw risk management. Mr. Bakker has extensive knowledge of credit analysis and debt service capacity of corporate borrowers; the turnaround/workout/recovery process; financial restructuring; valuation and analysis of highly levered and distressed capital structures; and arranging financing for SME’s. Mr. Bakker’s extensive international experience includes bank lending to finance leveraged buyouts, distressed investing on behalf of institutional clients, advising a leading Canadian hedge fund on its leveraged loan portfolio, and managing risk and workouts for a European FinTech platform providing financing to SME’s. He has also directly led the restructuring of several distressed SME’s, and he has raised significant leveraged acquisition financing and arranged several pre-pack bankruptcies in order to facilitate financial restructuring. Mr. Bakker holds an MBA in Business Administration from the Tuck School of Business at Dartmouth University and an MS in Economics from Erasmus University.

Amy Wall, our Vice President of Operations, has more than 20 years of experience in financial controlling, international operations, and back-office administration. Mrs. Wall has been VP of Operations for Abri Advisors Ltd. since its founding in 2016, where she manages all corporate organizational matters as well as financial reporting and controlling. From 2013 to 2016, Mrs. Wall was the financial accountant and controller for FCA/SEC regulated Rhodium Capital based in London. From 1998 to 2016, Mrs. Wall served as the financial accountant, controller and back-office operations manager for SEC regulated Talisman Capital. Mrs. Wall and Mr. Tirman have worked together since 1998.

Our Independent Directors

We have assembled a group of experienced corporate executives and professional advisors to serve as independent directors on our board, alongside Messrs. Tirman, Montazeri and Bakker. These executives have been chosen as members to the board of directors for their extensive sector and C-suite level experience in managing successful companies. In addition to providing us with strategic insights, which include in-depth knowledge of industry dynamics, competition and operational capabilities, our independent director nominees will provide access to their broad networks of operating executives and other resources.

John Wepler serves as a director on our board. As Chairman and Chief Executive Officer of Marsh, Berry & Co., Inc. and CEO of the wholly-owned FINRA registered broker/dealer MarshBerry Capital, Inc., Mr. Wepler’s leadership and industry experience has benefited many insurance industry professionals in an insurance career spanning nearly three decades. He has been a vital resource in mergers and acquisitions (M&A), having personally advised on more than 250 insurance-related M&A transactions since joining MarshBerry in 1991. Mr. Wepler’s stewardship in the insurance industry has positioned him over the years as a sought-after adviser and chairperson for a range of organizations. He currently serves as an adviser to the board for the Worldwide Broker Network. Previous board positions include the Chairman of the Board of the Midwest Division of the Insurance Industry Charitable Foundation (IICF), the IICF’s national Board of Governors, Independent Insurance Agents & Brokers of New York, the American Bankers Insurance Association and adviser to the Disabled Veterans Insurance Careers (DVIC) Board. Mr. Wepler is an in-demand industry speaker because of his extensive knowledge in organic growth management, valuation enhancement strategies, business planning, perpetuation, financial management and M&A. He is often a keynote speaker at insurance carrier elite meetings, national conferences and leadership forums, including Council of Insurance Agents & Brokers conferences, Chubb Wharton Executive Leadership Training, Selective Executive Symposiums and S&P Global Market Intelligence investment workshops. With extensive experience in all facets of insurance business planning, from organic growth to perpetuation, Mr. Wepler’s skill set allows for designing innovative, progressive strategies that help owners as they work to realize their business goals and life’s dreams. Mr. Wepler holds an MBA from Kent State University and a Bachelor’s degree in Finance from Ohio University.

Joseph Schottland serves as a director on our board. Mr. Schottland has more than 20 years of experience in investment management and corporate consulting. Mr. Schottland has a demonstrated history of working in the investment management industry with strong entrepreneurship and expertise in corporate valuation, business strategy, management consulting, financial modelling and restructuring. Since February 2021, Mr. Schottland has been the CEO of AMWCO LLC, a residential real estate FinTech platform. Since January 2016, Mr. Schottland has also been a partner at Innovatus Capital Partners, a private equity firm focused on investing in growth, disruptive and distressed opportunities. From 2011 until the end of 2015, Mr. Schottland was a Partner at McKinsey & Co. where he focused on restructuring, strategy and advisory work, including the American Airlines bankruptcy and its subsequent merger with US Airways. From 2004 until 2010, he was a Senior Managing Director at Seabury Group, providing strategic and operational advisory and investment banking services to the aviation and aerospace industries. Prior to that. Mr. Schottland was at Bain & Co. Mr. Schottland holds an MBA in Corporate Strategy and Finance from Columbia Business School and a BS in Economics and American History from New York University.

Nadine Watt serves as a director on our board. Since December 2019, Ms. Watt has served as the CEO of Watt Companies and has more than 20 years of management and investment experience. She oversees the day-to-day activities and strategic planning for all commercial investment activities including acquisitions, development, and asset management for the Watt Companies’ 6 million-square-foot portfolio. Previously, Ms. Watt served as President of Watt Companies from 2011 to 2019. In 2011, she led a strategic reorganization of the company that moved the firm beyond traditional property management and leasing to a focus on acquisitions and real estate development, as well as joint venture opportunities. Ms. Watt played a key role in launching Watt Companies’ acquisition division — Watt Investment Partners — that now actively invests $60 million in a variety of property types across the Western United States. Ms. Watt has served on the Board of Directors of Fisker, Inc. since June 2020. Fisker, Inc. is an eco-friendly electric vehicles manufacturer. Throughout her 20-year tenure at Watt Companies, Ms. Watt has touched all facets of the company’s operations, including the development of hundreds of apartment units and multiple shopping centers. Ms. Watt was also responsible for a widely celebrated multi-million-dollar renovation program at Watt Plaza, a 920,000 square foot, Class-A office building in Century City. The building was certified Platinum LEED and was recognized by BOMA International with an award for Outstanding Building of the Year.

Ms. Watt is a member of the University of Southern California Board of Governors and the Sol Price School of Public Policy Board of Councilors and serves on the Executive Committee of the Lusk Center for Real Estate as well as the USC Associates Board of Directors. She was the first woman to be named Chair of the Los Angeles Business Council, a position she still holds. She is a Board Member of Visionary Women and the City of Hope Los Angeles Real Estate & Construction Industries Council. Ms. Watt received the Century City Citizen of the Year award in 2017 and the EY Entrepreneur of the Year award in 2018. A graduate of Georgetown University School of Foreign Service, Ms. Watt also holds a Master of Arts degree from the School of Cinematic Arts at the University of Southern California.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on July 15, 2021.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2021 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Messrs. Wepler and Schottland, and Ms. Watt, each of whom is an independent director under Nasdaq listing standards. Mr. Schottland is the Chairperson of the audit committee. The Board has determined that Mr. Schottland qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Messrs. Wepler and Schottland, and Ms. Watt will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2021.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Mr. Wepler, and Ms. Watt, each of whom is an independent director. Ms. Watt will serve as chairperson of the compensation committee.

Conflicts of Interest

Potential conflicts of interest pertaining to our officers and directors are as follows:

● None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

● In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

● Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

● The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private warrants. Furthermore, Abri Ventures I, LLC has agreed that the private warrants will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

● the corporation could financially undertake the opportunity;

● the opportunity is within the corporation’s line of business; and

● it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation

Jeffrey Tirman	Abri Advisors Ltd. (Bermuda)	Private Equity	Executive Managing Director
	Abri Ventures I, LLC	Sponsor	Managing Member, Director
	Abri Sponsor Company Ltd.	Private Equity	Chief Executive Officer
	Abri Advisors (UK) Ltd.	Private Equity	Executive Managing Director
	Abri Advisors Inc.	Private Equity	Chief Executive Officer
	KJK Sports, S.A.	Sporting Goods	Chief Executive Officer and Director
	Tahe Outdoors	Sporting Goods	Chairman and Director
	Baltic Varius	Sporting Goods	Chairman and Director
	Leader 96	Sporting Goods	Chairman and Director
	Elan d.o.o.	Sporting Goods	Chief Executive Officer

Nima Montazeri
	Abri Advisors Ltd. (Bermuda)	Private Equity	Chief Operating Officer
	Abri Advisors Inc.	Private Equity	Chief Operating Officer
	Brown Stone Capital, LP	Investment Management	General Partner

Christopher Hardt
	Abri Advisors Ltd. (Bermuda)	Private Equity	Chief Financial Officer
	Abri Advisors Inc.	Private Equity	Chief Financial Officer

Peter Bakker	Abri Advisors Inc.	Private Equity	Vice President

Amy Wall	Abri Advisors Inc.	Private Equity	Vice President

John Wepler	Marsh, Berry & Co., Inc.	Financial Services	Chief Executive Officer and Chairman of the Board
	MarshBerry Capital, Inc.	Broker Dealer	Chief Executive Officer

Nadine Watt	Watt Companies	Real Estate	Chief Executive Officer
	Fisker, Inc.	Electric Car Manufacturer	Director

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. If they purchased shares of common stock in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 1, 2022, the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 1, 2022, we had 7,461,998 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 1, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Abri Ventures I, LLC (2)	1,433,480	20%
Jeffrey Tirman (2)(3)	1,433,480	20%
Nima Montazeri(3)	—	—
Christopher Hardt	—	—
Peter Bakker(3)	—	—
John Wepler(3)	—	—
Joseph Schottland(3)	—	—
Nadine Watt (3)	—	—

All directors and executive officers as a group (six individuals)	1,433,480	20%

Holders of 5% of more of our Common Stock

Abri Ventures I LLC (2)	1,433,480	20%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Abri SPAC I, Inc., 9663 Santa Monica Blvd., No. 1091 Beverly Hills, CA 90210.

(2)	Abri Ventures I, LLC, our sponsor, is the record holder of the shares reported herein. Abri Advisors Limited is the managing member of our sponsor. Jeffrey Tirman, our Chairman and Chief Executive Officer, is the managing member of Abri Advisors Limited, and as such has voting and dispositive power over the shares owned by Abri Ventures I, LLC. By virtue of this relationship, Mr. Tirman may be deemed to have beneficial ownership of the securities held of record by our sponsor.

(3)	Each of our officers, directors and strategic advisors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

All of the founder shares are placed into an escrow account maintained by Continental Stock Transfer& Trust Company acting as escrow agent. 50% percent of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) 6 months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the closing of our initial business combination and the remaining 50% of the founder shares will not be transferred, assigned, sold or released from escrow until 6 months after the date of the closing of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the insiders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

Our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the loans may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per private unit. Such Private Units are identical to Public Units issued at the closing of the IPO. Our stockholders have approved the issuance of the Private Units and underlying securities upon conversion of such loans, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2021, Abri Ventures I, LLC purchased 1,437,500 shares for an aggregate purchase price of $25,000, which we refer to herein as “founder shares” or “insider shares.” Prior to the initial investment in the company of this $25,000, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued (resulting in a purchase price of approximately $0.017). On August 23, 2021, 4,020 founder shares were surrendered and cancelled, resulting in 7,461,998 shares of common stock being outstanding.

Simultaneously with the consummation of the closing of the IPO, the Company completed the private sale of 276,250 units (the “Private Units”) to Abri Ventures I, LLC, the Company’s sponsor (the “Sponsor”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500. The Private Units are identical the Units sold in the IPO. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating additional gross proceeds of $183,480.

In order to meet our working capital needs, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the loans may be converted upon consummation of our business combination into additional Private Warrants to purchase shares of common stock at a conversion price of $10.00 per private unit. Such Private Units are identical to the Public Units issued at the closing of the IPO. Our stockholders have approved the issuance of the Private Units and underlying securities upon conversion of such loans, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the Private Units (and all underlying securities) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to the registration rights agreement, dated August 9, 2021. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Administrative Services Agreement

We have agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services commencing on the date that the securities were first listed on the Nasdaq, subject to deferral until consummation of our initial Business Combination. Upon completion of our initial Business Combination or our liquidation, we will cease paying.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from March 18, 2021 (inception) through December 31, 2021, the firm of BDO USA, LLP (“BDO”), has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from March 18, 2021 (inception) through December 31, 2021 totaled $175,070. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

We did not pay BDO for consultations concerning financial accounting and reporting standards for the period from March 18, 2021 (inception) through December 31, 2021.

Tax Fees

We did not pay BDO for tax planning and tax advice for the period from March 18, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay BDO for other services for the period from March 18, 2021 (inception) through December 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been pre-approved by the audit committee (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 9, 2021, by and between Registrant and Chardan Capital Markets, LLC, as representative of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13 , 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

4.4	Warrant Agreement, dated August 9, 2021 between Continental Stock Transfer & Trust Company and the Registrant incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

4.5*	Description of Securities

10.1.1	Letter Agreement, dated August 9, 2021, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.1.2	Letter Agreement, dated August 9, 2021, between the Registrant and Abri Ventures I, Inc., (incorporated by reference to Exhibit 10.1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.2	Investment Management Trust Agreement, dated August 9, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021

10.3	Escrow Agreement, dated August 9, 2021 by and among the Registrant, Continental Stock Transfer & Trust Company LLC, as escrow agent, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.4	Registration Rights Agreement, dated August 9, 2021, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.5	A Subscription Agreement, dated August 9, 2021, between the Registrant and Abri Ventures I, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.6	Administrative Services Agreement, dated August 9, 2021, by and between the Registrant and Abri Ventures I, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.7	Indemnity Agreement, dated August 9, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form S-1 filed with the Securities & Exchange Commission on July 15 ,2021)

10.8	Merger Agreement dated as of January 27, 2022, by and among Apifiny Group Inc., Abri SPAC I, Inc. Abri Merger Sub, Inc, and Ezra Simha as representative and indemnified party (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 2, 2022)

10.9	Parent Support Agreement dated as of January 27, 2022 by and among Abri SPAC I, Inc., Apifiny Group, Inc., Abri Ventures I, LLC and certain stockholders of Abri SPAC I, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 2, 2022)

10.10	Company Support Agreement dated as of January 27, 2022, by and among Abri SPAC I, Inc., Apifiny Group Inc. and certain stockholders of Apifiny Group Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 2, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

*	Filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abri SPAC I, Inc.

Dated: February 4, 2022	By:	/s/ Jeffrey Tirman
	Name:	Jeffrey Tirman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Tirman	Chairman and Chief Executive Officer	February 4, 2022
(Principal Executive Officer)

/s/ Christopher Hardt	Chief Financial Officer	February 4, 2022
(Principal Accounting and Financial Officer)

/s/ Nima Montazeri
	Chief Operating Officer and Director	February 4, 2022

/s/ Nadine Watt
	Director	February 4, 2022

/s/ John Wepler
	Director	February 4, 2022

/s/ Joseph Schottland
	Director	February 4, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABRI SPAC I, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

ABRI SPAC I, Inc.

Beverly Hills, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ABRI SPAC I, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, stockholders’ equity, and cash flows for the period from March 18, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the period from March 18, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

(Signed BDO USA, LLP)

We have served as the Company's auditor since 2021.

Potomac, Maryland

February 4, 2022

ABRI SPAC I, INC.

BALANCE SHEET

December 31, 2021

ASSETS
Current assets:
Cash	$154,942
Prepaid expenses	321,590
Total current assets	476,532

Cash held in Trust Account	57,340,207
Total assets	$57,816,739

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$687,531
Warrant liability	170,867
Total current liabilities	858,398
Deferred underwriting commissions	1,500,000
Total liabilities	2,358,398

Commitments and Contingencies (Note5)

Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized; 5,733,920 shares outstanding	52,323,289
Stockholders' equity:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,728,078 shares issued and outstanding	173
Additional paid-in capital	4,262,491
Accumulated deficit	(1,127,612)
Total stockholders' equity	3,135,052
Total liabilities, redeemable common stock and stockholders' equity	$57,816,739

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

STATEMENT OF OPERATIONS

For the Period from March 18, 2021 (Inception) through December 31, 2021

Operating expenses	$1,134,803
Loss from operations	(1,134,803)

Other income:
Interest income	1,299
Change in fair value of warrant liability	5,892
7,191

Loss before income taxes	(1,127,612)
Benefit from (provision for) income taxes	-

Net loss	$(1,127,612)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	2,789,393
Basic and diluted net income per share, redeemable shares subject to redemption	$(0.05)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	1,447,964
Basic and diluted net loss per share, non-redeemable shares	$(0.68)

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from March 18, 2021 (Inception) to December 31, 2021

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, March 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to founders for cash	-	-	1,437,500	144	24,856	-	25,000
Sale of 5,733,920 Units, net of underwriting discounts and offering costs	5,733,920	50,589,849	-	-		-	-
Sale of 294,598 Private Units	-	-	294,598	29	2,945,951	-	2,945,980
Private Warrant liability	-	-	-	-	(176,759)	-	(176,759)
Public Warrant allocation	-	-	-	-	3,201,884	-	3,201,884
Accretion of common stock to redemption value	-	1,733,440	-	-	(1,733,440)	-	(1,733,440)
Forfeiture of founder's shares	-	-	(4,020)	-	-	-	-
Net loss	-	-	-	-	-	(1,127,612)	(1,127,612)
Balance at December 31, 2021	5,733,920	$52,323,289	1,728,078	$173	$4,262,491	$(1,127,612)	$3,135,052

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

STATEMENT OF CASH FLOWS

For the Period from March 18, 2021 (Inception) through December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,127,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(5,892)
Interest earned on marketable securities held in Trust Account	(1,299)
Changes in operating assets and liabilities:
Prepaid expenses	(321,590)
Accounts payable and accrued expenses	687,531
Net cash used in operating activities	$(768,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(57,338,908)
Net cash used in investing activities	$(57,338,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	300,000
Repayments of notes payable - related party	(300,000)
Issuance of common stock to founders for cash	25,000
Cash proceeds from sale of Units, net of underwriting discounts paid	55,905,720
Cash proceeds from sale of Private Units	2,945,980
Cash proceeds from issuance of underwriter's unit purchase option	100
Payment of offering costs	(614,088)
Net cash from financing activities	$58,262,712

NET CHANGE IN CASH	154,942
Cash - Beginning of period	-
Cash - End of period	$154,942

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of founder shares for related party payables	$25,000
Issuance of underwriter's unit purchase option	$360,000
Deferred underwriting fee payable	$1,500,000
Common stock subject to redemption	$52,323,289

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 18, 2021 (INCEPTION) TO DECEMBER 31, 2021

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

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

Going Concern and Management Liquidity Plans

As of December 31, 2021, the Company had cash of $154,942 and working capital deficiency of approximately $381,866. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

The accompanying financial statement has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that there is a risk that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and will recognize changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an 18-month period leading up to an Initial Business Combination. As of December 31, 2021, the Company recorded accretion of $1,733,440, with unrecognized accretion remaining of $5,015,911 as of December 31, 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company  split the amount to be allocated using a ratio of 66% for the redeemable public shares and 34% for the non-redeemable shares, reflective of the respective participation rights, for the period from March 18, 2021 (inception) through December 31, 2021.

The earnings per share presented in the statement of operations is based on the following:

For the period from March 18, 2021 (inception) through December 31, 2021

Net Loss	$(1,127,612)
Accretion of temporary equity to redemption value	(1,733,440)
Net loss including accretion of temporary equity to redemption value	$(2,861,052)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,883,391)	$(977,661)
Accretion of temporary equity to redemption value	1,733,440	—
Allocation of net loss	$(149,951)	$(977,661)

Denominator:
Weighted-average shares outstanding	2,789,393	1,447,964
Basic and diluted net income (loss) per share	$(0.05)	$(0.68)

In connection with the underwriters’ exercise of the over-allotment option on April 19, 2021, a total of 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

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

Since the underwriters did not exercise their over-allotment option in full, 4,020 shares of common stock issued to the sponsor prior to the IPO and the Private Placement, were forfeited for no consideration. As of September 20, 2021, a total of $57,338,908 of the net proceeds from our Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On April 20, 2021, the Company entered a promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the Initial Public Offering. The note was non-interest bearing, unsecured and payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated the Initial Public Offering. As of December 31, 2021, there was a zero balance outstanding under the note.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Common Stock Subject to Redemption

The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2021, there were 5,733,920 shares of common stock outstanding subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$57,338,908
Less:
Fair Value of Public Warrants at Issuance	(3,201,883)
Offering Costs allocated to common stock subject to possible redemption	(3,547,176)
Plus:
Accretion of common stock subject to possible redemption amount	1,733,440
Common stock subject to possible redemption	$52,323,289

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

The Private Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our Initial Business Combination except to permitted transferees.

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

Certain adjustments to the settlement amount of the Private warrants are based on a variable that is not an input to the fair value of an option as defined under ASC 815 — 40, and thus the warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company classified each Private Warrant as a liability at its fair value, with subsequent changes in their respective fair values recognized in the statements of operations and comprehensive income (loss) at each reporting date.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company carries cash equivalents, marketable investments, Private Warrants, at fair value. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. The Company’s Cash held in Trust Account is classified within Level 1 of the fair value hierarchy.

The Company’s warrant liability has been valued as Level 3 instruments.

The estimated fair value of the Private Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes pricing model are assumptions related to dividend yield, term, volatility and risk-free rate. The Company estimates the volatility of its common shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing our Initial Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The fair value of the Private Warrants from the private placement that closed simultaneously with the closing of the Initial Public Offering was approximately $176,759, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 13.5%, exercise price of $11.50 and risk-free rate of 0.81%. The fair value was $170,867 as of December 31, 2021, using the following assumptions: dividend yield of 0%, term of 4.5 years, volatility of 11.8%, exercise price of $11.50 and risk-free rate of 1.19%, resulting in a gain on change in fair value of warrant liability of $5,892 for the period from March 18, 2021 (inception) through December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$154,942	$154,942	$-	$-
Cash held in Trust Account – U.S. Money Market	$57,340,207	$57,340,207	$-	$-

Liabilities:
Warrant liabilities	$170,867	$-	$-	$170,867

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes under ASC 740 – Income Taxes (“ASC 740”), which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

Significant components of the Company’s deferred tax assets as of December 31, 2020 are summarized below.

December 31, 2021
Deferred tax assets:
Net operation loss carryforwards	$316,000
Total deferred tax asset	316,000
Valuation allowance	(316,000)
$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required the Company has no history of generating taxable income. Therefore, a valuation allowance of $316,000 was recorded as of December 31, 2021.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2021, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $1,134,000. Federal net operating loss carryforwards generated do not expire whereas state carryforwards begin to expire in 2040.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to franchise tax and filing requirements in the State of Delaware and has accrued approximately $78,000 for such tax liability as of December 31, 2021.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the below:

Merger Agreement

On January 27, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among Abri, Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Abri (“Merger Sub”), Apifiny Group Inc., a Delaware corporation (“Apifiny”), Erez Simha solely in his capacity as representative, agent and attorney-in-fact of the Apifiny security holders, and the Sponsor solely in its capacity as representative, agent and attorney-in-fact of the Indemnified Party (as defined the Merger Agreement). Pursuant to the terms of the Merger Agreement, a business combination between Abri and Apifiny will be effected through the merger of Merger Sub with and into Apifiny, with Apifiny surviving the merger as a wholly owned subsidiary of Abri (the “Merger”). The board of directors of Abri has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of Abri.

The Merger is expected to be consummated after obtaining the required approval by the shareholders of Abri and Apifiny and the satisfaction of certain other customary closing conditions.

The total consideration to be paid at Closing (the “Initial Consideration”) by Abri to Apifiny security holders will be an amount equal to $450 Million. The Initial Consideration will be payable in shares of common stock, par value $0.0001 per share, of Abri (“Abri Common Stock”) valued at $10 per share.

In addition to the Initial Consideration, the Apifiny security holders (the Earnout Recipients as defined in the Merger Agreement) will also have the contingent right to earn up to 10,500,000 shares of Abri Common Stock in the aggregate (“Earnout Consideration”) as follows:

●	The Apifiny security holders will earn 3,000,000 shares of the Earnout Consideration, in the aggregate, if over any twenty (20) consecutive Trading Days (as defined in the Merger Agreement) during the period beginning on the date of the Closing (the “Closing Date”) and ending on the first anniversary of the Closing Date (the “First Earnout Period”), the volume-weighted average price (“VWAP”) (as defined in the Merger Agreement) of the Abri Common Stock is greater than or equal to $16.50 per share (the “First Milestone”).

●	The Apifiny security holders will earn an additional 3,750,000 shares of the Earnout Consideration, in the aggregate, if over any twenty (20) consecutive Trading Days during the period beginning on the Closing Date and ending on the second anniversary of the Closing Date (the “Second Earnout Period”), the VWAP of the Abri Common Stock is greater than or equal to $23.00 per share (the “Second Milestone”).

●	The Apifiny security holders will earn an additional 3,750,000 shares of the Earnout Consideration, in the aggregate, if within any twenty (20) consecutive Trading Day during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “Third Earnout Period” and together with the First Earnout Period and the Second Earnout Period, each, an “Earnout Period” and collectively, the “Earnout Periods”), the VWAP of the Abri Common Stock is greater than or equal to $30.00 per share(the “Third Milestone” and together with the First Milestone and the Second Milestone, the “Earnout Milestones”).

●	Upon the first Change in Control to occur during the applicable Earnout Period, if the corresponding price per share of Abri Common Stock in connection with such Change in Control is equal to or greater than any applicable Earnout Milestone or Milestones, the Apifiny security holders will earn the shares of the Earnout Consideration issuable in respect to such Earnout Milestone or Milestones as described above as of immediately prior to the Change of Control.