Form 10-Q
period 2022-03-31
Abri SPAC I, Inc.
filed 2022-05-16
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, 7,461,998 shares of common stock, $0.0001 par value, were issued and outstanding.

ABRI SPAC I, INC.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

ABRI SPAC I, INC.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$5,002	$154,942
Prepaid expenses and other current assets	319,319	321,590
Total current assets	324,321	476,532

Marketable securities held in Trust Account	57,341,407	57,340,207
Total assets	$57,665,728	$57,816,739

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,626,885	$687,531
Due to sponsor	300,000	-
Total current liabilities	1,926,885	687,531
Warrant liability	103,109	170,867
Deferred underwriting commissions	1,500,000	1,500,000
Total liabilities	3,529,994	2,358,398

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized; 5,733,920 shares outstanding	53,422,790	52,323,289
Stockholders' equity:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,728,078 shares issued and outstanding	173	173
Additional paid-in capital	3,168,334	4,262,491
Accumulated deficit	(2,455,563)	(1,127,612)
Total stockholders' equity	712,944	3,135,052
Total liabilities, redeemable common stock and stockholders' equity	$57,665,728	$57,816,739

The accompanying notes are an integral part of these unaudited financial statements.

ABRI SPAC I, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Period March 18, 2021 (Inception) Through
	March 31, 2022	March 31, 2021

Operating expenses	$1,395,709	$495
Loss from operations	(1,395,709)	(495)

Other income:
Interest income	5,344	-
Change in fair value of warrant liability	67,758	-
	73,102	-

Loss before income taxes	(1,322,607)	(495)

Net loss	$(1,322,607)	$(495)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	5,733,920	-
Basic and diluted net income per share, common stock subject to possible redemption	$(0.13)	$-

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	1,728,078	-
Basic and diluted net loss per share, non-redeemable shares	$(0.32)	$-

The accompanying notes are an integral part of these unaudited financial statements.

ABRI SPAC I, INC.

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND THE PERIOD FROM MARCH 18, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

							Total
	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-in	Accumulated	Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2022	5,733,920	$52,323,289	1,728,078	$173	$4,262,491	$(1,127,612)	$3,135,052
Accretion of common stock to redemption value	-	1,099,501	-	-	(1,094,157)	(5,344)	(1,099,501)
Net loss	-	-	-	-	-	(1,322,607)	(1,322,607)
Balance at March 31, 2022	5,733,920	$53,422,790	1,728,078	$173	$3,168,334	$(2,455,563)	$712,944

Balance, March 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(495)	(495)
Balance at March 31, 2021	-	$-	-	$-	$-	$(495)	$(495)

The accompanying notes are an integral part of these unaudited financial statements.

ABRI SPAC I, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Period March 18, 2021 (Inception) Through
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,322,607)	$(495)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(67,758)	-
Interest earned on marketable securities held in Trust Account	(5,344)	-
Changes in operating assets and liabilities:
Prepaid expenses	6,415	-
Accounts payable and accrued expenses	939,354	495
Net cash used in operating activities	$(449,940)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	300,000	-
Net cash provided by financing activities	$300,000	$-

NET CHANGE IN CASH	(149,940)	-
Cash - Beginning of period	154,942	-
Cash - End of period	$5,002	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock to redemption value	$1,099,501	$-
Deferred offering costs paid by related party	$-	$100,000

The accompanying notes are an integral part of these unaudited financial statements.

ABRI SPAC I, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

As of March 31, 2022, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through March 31, 2022 relates to the Company’s formation and raising funds through its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The shares of common stock subject to redemption was classified as temporary equity upon the completion of the Initial Public Offering and will subsequently be accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Initial Business Combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Going Concern and Management Liquidity Plans

As of March 31, 2022, we had cash of $5,002 and a working capital deficit of $1,602,564. Our liquidity needs through the date of this filing had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Our liquidity needs consist of paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Accordingly, the accompanying unaudited financial statement has been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Unaudited Interim Unaudited financial statements

The accompanying unaudited financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC. In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 4, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and March 31, 2022.

Marketable Securities Held in Trust Account

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

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of the ordinary shares or the statements of operations based on the relative value of the common shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on August 12, 2021, offering costs in the aggregate of $973,988 were recognized (including approximately $359,900 for the fair value of the Representative’s unit purchase price), all of which was allocated to the common shares, reducing the carrying amount of such shares as of such date.

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 480, under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, upon issuance, the Company will classify the Private Warrants as liabilities at their fair value and will adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Warrants will be initially and subsequently measured at the end of each reporting period using a Black-Scholes option pricing model.

The Company’s Public Warrants are accounted for and are presented as equity and measured using a Monte Carlo simulation model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value and as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and will recognize changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an 18-month period leading up to an Initial Business Combination. As of March 31, 2022, the Company recorded accretion of approximately $2,832,941 (including $1,099,501 during the three months ended March 31, 2022), with unrecognized accretion remaining of $3,921,754 as of March 31, 2022. As of December 31, 2021, the Company recorded accretion of $1,733,440, with unrecognized accretion remaining of $5,015,911 as of December 31, 2021.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has incurred losses from inception through March 31, 2022 and has deferred tax assets of approximately $666,000 and $316,000 as of March 31, 2022 and December 31, 2021, respectively. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required because it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements” (“ASC 820”) approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share” (“ASC 260”). The Statements of Operations include a presentation of income (loss) per common stock subject to possible redemption and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the common stock subject to possible redemption and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 77% for the redeemable public shares and 23% for the non-redeemable shares, reflective of the respective participation rights, for the three months ended March 31, 2022.

The loss per share presented in the statement of operations is based on the following:

For the Three Months Ended March 31, 2022

Net loss	$(1,322,607)
Accretion of temporary equity to redemption value	(1,099,501)
Net loss including accretion of temporary equity to redemption value	$(2,422,108)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,861,187)	$(560,921)
Accretion of temporary equity to redemption value	1,099,501	—
Allocation of net loss	$(761,686)	$(560,921)

Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.13)	$(0.32)

At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Reclassifications

Certain prior year amounts in the financial statements have been reclassified to conform to the current period’s presentation.

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

Promissory Note - Related Party

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

Convertible Promissory Note — Related Party

On March 8, 2022, the Company entered a convertible promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the Initial Public Offering. The note was non-interest bearing, unsecured and payable on the earlier of: (i) August 12, 2022 (or up to February 12, 2023, if the period of time to consummate a business combination is extended) or (ii) the date on which the Company consummated a business combination. At any time, up to a day prior to the closing of a business combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of March 31, 2022, there was $300,000 outstanding under the note.

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

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Merger Agreement

On January 27, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among Apifiny Group Inc., a Delaware corporation (“Apifiny”), the Company, Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Erez Simha, solely in his capacity as representative, agent and attorney-in-fact of the Apifiny security holders, and the Sponsor, solely in its capacity as representative, agent and attorney-in-fact of the Indemnified Party (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Apifiny will be effected through the merger of Merger Sub with and into Apifiny, with Apifiny surviving the merger as a wholly owned subsidiary of Abri (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

The Merger is expected to be consummated after obtaining the required approval by the stockholders of the Company and Apifiny and the satisfaction of certain other customary closing conditions. As of March 31, 2022, the Merger has not been consummated.

Merger Consideration

Initial Consideration

The total consideration to be paid at Closing (the “Initial Consideration”) by Abri to Apifiny security holders will be an amount equal to 450 Million shares of the Company’s common stock and, if the Designation of Series A Preferred Stock Proposal is approved, a number of Series A Preferred Stock equal to the number of shares of the Company’s common stock to be issued to the holders of Apifiny F Stock as of Closing.

Earnout Payments

In addition to the Initial Consideration, certain Apifiny security holders (the Earnout Recipients as defined in the Merger Agreement) will also have the contingent right to earn up to 10,500,000 shares of Abri Common Stock in the aggregate (“Earnout Consideration”) as follows:

●	Such Apifiny security holders will earn 3,000,000 shares of the Earnout Consideration, in the aggregate, if over any twenty (20) consecutive Trading Days (as defined in the Merger Agreement) during the period beginning on the date of Closing Date (as defined in the Merger Agreement) and ending on the first anniversary of the Closing Date (the “First Earnout Period”), the VWAP (as defined in the Merger Agreement) of the Abri Common Stock is greater than or equal to $16.50 per share (the “First Milestone”).

●	Such Apifiny security holders will earn an additional 3,750,000 shares of the Earnout Consideration, in the aggregate, if over any twenty (20) consecutive Trading Days during the period beginning on the Closing Date and ending on the second anniversary of the Closing Date (the “Second Earnout Period”), the VWAP of the Abri Common Stock is greater than or equal to $23.00 per share (the “Second Milestone”).

●	Such Apifiny security holders will earn an additional 3,750,000 shares of the Earnout Consideration, in the aggregate, if within any twenty (20) consecutive Trading Days during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “Third Earnout Period” and together with the First Earnout Period and the Second Earnout Period, each, an “Earnout Period” and collectively, the “Earnout Periods”), the Volume Weighted Average Price (“VWAP”) of the Abri Common Stock is greater than or equal to $30.00 per share (the “Third Milestone” and together with the First Milestone and the Second Milestone, the “Earnout Milestones”).

●	Upon a Change in Control (as defined in the Merger Agreement) during any Earnout Period, if the per share valuation of Abri Common Stock in connection with such Change in Control is equal to or greater than any applicable Earnout Milestone or Milestones, such Apifiny security holders will earn the shares of the Earnout Consideration issuable in respect to each applicable Earnout Milestone or Milestones as described above, which will be released as of immediately prior to the Change of Control.

The Earnout Consideration (1) will be issued to the recipients thereof at Closing and (2) will be placed in escrow at Closing.

The Earnout Consideration will not be released from escrow until it is earned as a result of the occurrence of the applicable Earnout Milestone or in connection with a Change in Control, as set forth in the fourth bullet above. Shares of the Earnout Consideration not earned on or before the expiration of the applicable Earnout Period will be forfeited without any consideration and thereupon returned to the Company pursuant to the Earnout Escrow Agreement.

In the case of any holder of Apifiny stock options, the applicable shares of the Earnout Consideration will not be released from escrow until the occurrence of the applicable Earnout Milestone within the applicable Earnout Period, provided that such holder (i) has exercised their stock options prior to the occurrence of the applicable Earnout Milestone and (ii) continues to be employed by Apifiny or one of its subsidiaries at such time. Shares of the Earnout Consideration that are not earned by a holder of Apifiny Stock options on or before the third anniversary of the Closing Date will be forfeited without any consideration and thereupon returned to the Company pursuant to the Earnout Escrow Agreement.

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

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue an aggregate of 5,000,000 shares of common stock having a par value of $0.0001 per share. On April 12, 2021, the Company issued 1,437,500 founder shares of common stock at a price of $0.0001 per share for total receivable of approximately of $25,000. These Founder Shares held by our Sponsor included up to 187,500 shares which were subject to forfeiture by the stockholder if the underwriters of the Company’s Initial Public Offering did not fully or in part exercise their over-allotment option. On August 19, 2021, the underwriters notified the Company of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 Additional Units at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,339,200. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Additional Private Units, generating additional gross proceeds of $183,480. The balance of the Additional Private Units, or 402 Private Units, including 4,020 Founder Shares, were forfeited by the Sponsor.

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

Common Stock Subject to Possible Redemption

The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,733,920 shares of common stock outstanding subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$57,339,200
Less:
Fair Value of Public Warrants at Issuance	(3,201,883)
Offering Costs allocated to common stock subject to possible redemption	(3,547,468)
Plus:
Accretion of common stock subject to possible redemption amount	2,832,941
Common stock subject to possible redemption	$53,422,790

During the three months ended March 31, 2022, there was an aggregate accretion cost of $1,099,501 recorded in the statement of stockholders’ equity consisting of $1,094,157 and $5,344 of current period accretion cost and interest, respectively.

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

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity.

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

The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. The Company’s marketable securities held in Trust Account is classified within Level 1 of the fair value hierarchy.

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

The fair value of the Private Warrants from the private placement that closed simultaneously with the closing of the Initial Public Offering was approximately $176,759, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 13.5%, exercise price of $11.50 and risk-free rate of 0.81%. The fair value was $103,109 as of March 31, 2022, using the following assumptions: dividend yield of 0%, term of 5.0 years, volatility of 5.4%, exercise price of $11.50 and risk-free rate of 2.42%, resulting in a gain on change in fair value of warrant liability of $67,758 for the three months ended March 31, 2022. The fair value was $170,867 as of December 31, 2021, using the following assumptions: dividend yield of 0%, term of 4.5 years, volatility of 11.8%, exercise price of $11.50 and risk-free rate of 1.19%.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$5,002	$5,002	$-	$-
Marketable securities held in Trust Account – U.S. Money Market	$57,341,407	$57,341,407	$-	$-

Liabilities:
Warrant liabilities	$103,109	$-	$-	$103,109

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$154,942	$154,942	$-	$-
Marketable securities held in Trust Account – U.S. Money Market	$57,340,207	$57,340,207	$-	$-

Liabilities:
Warrant liabilities	$170,867	$-	$-	$170,867

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2022	$170,867
Change in fair value of derivative liabilities	(67,758)
Ending balance as of March 31, 2022	$103,109

NOTE 9 — SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited financial statements were issued. Based upon this review, other than below, management did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements other than the below:

Promissory Note – Sponsor

On April 4, 2022, the Company entered a convertible promissory note with its Sponsor for principal amount received of $500,000 to be used for operating expenses. The note is non-interest bearing, unsecured and payable on the earlier of: (i) August 12, 2022 (or up to February 12, 2023, if the period of time to consummate a business combination is extended) or (ii) the date on which the Company consummated a business combination. At any time, up to a day prior to the closing of a business combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit.

Supplement to Private Warrant Agreement

On April 13, 2022, the Company and Continental Stock Transfer & Trust Company (the “Warrant Agent”), entered into a supplement (the “Supplement to Warrant Agreement”) to the Warrant Agreement, dated as of August 9, 2021 by and between the Company and the Warrant Agent in connection with the Company’s initial public offering (see Note 3). The Supplement to Warrant Agreement is being made pursuant to Section 9.8 of the Warrant Agreement which states the Warrant Agreement may be amended by the parties thereto by executing a supplemental warrant agreement without the consent of any of the warrant holders. The Supplement to Warrant Agreement is being executed solely to correct an ambiguity provision contained in Section 2.5 of the Warrant Agreement to clarify that the lock-up period for the Private Warrants extends to 30 days after the completion of the Company’s initial business combination.

Subscription Agreement Amendment

On April 13, 2022, the Company and the Sponsor entered into an amendment (the “Subscription Agreement Amendment”) to the Private Placement Unit Subscription Agreement, dated August 9, 2021 by and between the Company and the Sponsor (the “Subscription Agreement”) in connection with the Company’s initial public offering (see Note 3). Section 10.3 of the subscription Agreement provides the ability to amend the Subscription Agreement if signed by all parties thereto. The Subscription Agreement is being executed solely to clarify that the lock-up period for the Private Units extends to 30 days after the completion of the initial business combination.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Abri SPAC I, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Abri Ventures I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K, as filed with the SEC on February 4, 2022. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2022, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through March 31, 2022 relates to the Company’s formation and raising funds through its initial public offering (“Initial Public Offering”), which is described in Note 3 – Initial Public Offering in Item 1 of this Quarterly Report. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On August 12, 2021, simultaneously with the consummation of the IPO, we sold to our Sponsor in a Private Placement, 276,250 Private Units at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500. The Private Units are identical to the Public Units.

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

On January 27, 2022, the Company, entered into a Merger Agreement (the “Merger Agreement”) by and among Apifiny Group Inc., a Delaware corporation (“Apifiny”), the Company, Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Erez Simha, solely in his capacity as representative, agent and attorney-in-fact of the Apifiny security holders, and the Sponsor, solely in its capacity as representative, agent and attorney-in-fact of the Indemnified Party (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, a business combination between Abri and Apifiny will be effected through the merger of Merger Sub with and into Apifiny, with Apifiny surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

The Merger is expected to be consummated after obtaining the required approval by the stockholders of the Company and Apifiny and the satisfaction of certain other customary closing conditions. For further details see Note 5 – Commitments and Contingencies.

Results of Operations

All activities for the three months ended March 31, 2022 were related to the Company’ organizational activities and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $1,322,607, which consisted of operating costs of $1,395,709, offset by interest income on marketable securities held in the Trust Account of $5,344 and a change in fair value of warrant liability of $67,758.

For the period from March 18, 2021 (Inception) through March 31, 2021, we had a net loss of $495, which consisted of formation costs.

Liquidity and Capital Resources

Our liquidity needs had been satisfied prior to the proposed initial business combination through a capital contribution of $25,000 by our sponsor for 1,437,500 shares of our common stock, or founder shares, and the principal amount of $300,000 received from our sponsor under a promissory note (see Note 4 – Related Party Transactions).

As of March 31, 2022, we had marketable securities held in the Trust Account of $57,341,407 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2022, we had cash of $5,002 and a working capital deficit of $1,602,564. Our liquidity needs through the date of this filing had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Our liquidity needs consist of paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

On April 4, 2022, the Company entered a convertible promissory note with its Sponsor for principal amount received of $500,000 to be used for operating expenses. The note is non-interest bearing, unsecured and payable on the earlier of: (i) August 12, 2022 (or up to February 12, 2023, if the period of time to consummate a business combination is extended) or (ii) the date on which the Company consummated a business combination. At any time, up to a day prior to the closing of a business combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit see Note 10 – Subsequent Events).

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

Derivative Warrant Liabilities

We will account for warrants for shares of the Company’s common stock that are not indexed to our own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of any warrants.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 4, 2022, except for those included below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. In addition, escalating tensions between Russia and Ukraine and any continuing military incursion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our ability to consummate our initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations. On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection therewith may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Simultaneously with the closing of our Initial Public Offering, we consummated a Private Placement with our Sponsor of 276,250 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,762,500. As of August 12, 2021, a total of $50,000,000 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

On August 19, 2021, the underwriters partially exercised the over-allotment option, and the closing of the sale of the additional Units pursuant to the over-allotment option occurred on August 23, 2021. The issuance by us of 73,920 over-allotment option units at a price of $10.00 per unit resulted in gross proceeds of $7,339,200. Additionally, our Sponsor purchased 18,348 Private Units generating gross proceeds of $183,480. Since the underwriters did not exercise their over-allotment option in full, 4,020 shares of common stock issued to our Sponsor prior to the Initial Public Offering and the Private Placement, were forfeited for no consideration. As of that date, a total of $57,339,200 of the net proceeds from our Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRI SPAC I, INC.

Date: May 16, 2022	By:	/s/ Jeffrey Tirman
Jeffrey Tirman
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Christopher Hardt
Christopher Hardt
Chief Financial Officer (Principal Financial and Accounting Officer)