Form 10-Q
period 2022-06-30
Abri SPAC I, Inc.
filed 2022-08-15
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, 7,461,998 shares of common stock, $0.0001 par value, were issued and outstanding.

ABRI SPAC I, INC.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		1

ITEM 1.	Unaudited Financial Statements	1

	Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021, and the Period From March 18, 2021 (Inception) Through June 30, 2021 (Unaudited)	2

	Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the Six Months Ended June 30, 2022 and the Period From March 18, 2021 (Inception) Through June 30, 2021 (Unaudited)	3

	Statements of Cash Flows for the Six Months Ended June 30, 2022 and the Period From March 18, 2021 (Inception) Through June 30, 2021 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Mine Safety Disclosures	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	31

SIGNATURES		32

i

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

ABRI SPAC I, INC.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$156,755	$154,942
Prepaid expenses and other current assets	286,912	321,590
Total current assets	443,667	476,532

Marketable securities held in Trust Account	57,383,990	57,340,207
Total assets	$57,827,657	$57,816,739
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,716,790	$687,531
Total current liabilities	1,716,790	687,531
Convertible promissory notes, related party	800,000	-
Warrant liability	61,865	170,867
Deferred underwriting commissions	1,500,000	1,500,000
Total liabilities	4,078,655	2,358,398
Commitments and Contingencies (Note 5)
Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized; 5,733,920 shares outstanding	54,618,164	52,323,289
Stockholders’ equity:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,728,078 shares issued and outstanding	173	173
Additional paid-in capital	2,049,589	4,262,491
Accumulated deficit	(2,918,924)	(1,127,612)
Total stockholders’ equity (deficit)	(869,162)	3,135,052
Total liabilities, redeemable common stock and stockholders’ equity (deficit)	$57,827,657	$57,816,739

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Period March 18, 2021 (Inception) Through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Professional fees	$307,154	$30,000	$1,401,354	$30,495
Selling, general and administrative	197,451	939	498,960	939
Total operating expenses	504,605	30,939	1,900,314	31,434
Loss from operations	(504,605)	(30,939)	(1,900,314)	(31,434)
Other income:
Interest income	76,629	-	81,973	-
Change in fair value of warrant liability	41,244	-	109,002	-
	117,873	-	190,975	-
Loss before income taxes	(386,732)	(30,939)	(1,709,339)	(31,434)
Net loss	$(386,732)	$(30,939)	$(1,709,339)	$(31,434)
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	5,733,920	-	5,733,920	-
Basic and diluted net loss per share, redeemable shares subject to redemption	$(0.00)	$-	$(0.14)	$-
Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	1,728,078	1,247,940	1,728,078	1,091,947
Basic and diluted net loss per share, non-redeemable shares	$(0.21)	$(0.02)	$(0.54)	$(0.03)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND THE PERIOD FROM MARCH 18, 2021
(INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

							Total
	Common Stock Subject to Possible Redemption		Common Stock		Additional Paid-in	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2022	5,733,920	$52,323,289	1,728,078	$173	$4,262,491	$(1,127,612)	$3,135,052
Accretion of common stock to redemption value	-	1,099,501	-	-	(1,094,157)	(5,344)	(1,099,501)
Net loss	-	-	-	-	-	(1,322,607)	(1,322,607)
Balance at March 31, 2022	5,733,920	53,422,790	1,728,078	173	3,168,334	(2,455,563)	712,944
Accretion of common stock to redemption value	-	1,195,374	-	-	(1,118,745)	(76,629)	(1,195,374)
Net loss	-	-	-	-	-	(386,732)	(386,732)
Balance at June 30, 2022	5,733,920	$54,618,164	1,728,078	$173	$2,049,589	$(2,918,924)	$(869,162)
Balance, March 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(495)	(495)
Balance at March 31, 2021	-	-	-	-	-	(495)	(495)
Issuance of common stock to founders for cash	-	-	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	-	-	(30,939)	(30,939)
Balance at June 30, 2021	-	$-	1,437,500	$144	$24,856	$(31,434)	$(6,434)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Period March 18, 2021 (Inception) Through
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,709,339)	$(31,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(109,002)	-
Interest earned on marketable securities held in Trust Account	(81,973)	-
Changes in operating assets and liabilities:
Prepaid expenses	72,868	-
Accounts payable and accrued expenses	1,029,259	(32,301)
Deferred offering costs	-	(119,184)
Net cash used in operating activities	$(798,187)	$(182,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	800,000	300,000
Net cash provided by financing activities	$800,000	$300,000
NET CHANGE IN CASH	1,813	117,081
Cash - Beginning of period	154,942	-
Cash - End of period	$156,755	$117,081
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of founder shares for related party payables	$-	$25,000
Accretion of common stock to redemption value	$2,294,875	$-
Accrued offering costs	$-	$79,106

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

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

As of June 30, 2022, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (Inception) through June 30, 2022 relates to the Company’s formation and raising funds through its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The payment to the Company’s Sponsor of a monthly fee of $10,000 is for general and administrative services including office space, utilities and secretarial support, which the Company records as operating expense on its statements of operations. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our Initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our Initial Business Combination. This arrangement is being agreed to by its Sponsor for our benefit. We believe that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person. This arrangement will terminate upon completion of our Initial Business Combination or the distribution of the Trust Account to our public stockholders. Other than the $10,000 per month fee, no compensation of any kind (including finder’s fees, consulting fees or other similar compensation) will be paid to our insiders, members of our management team or any of our or their respective affiliates, for services rendered to us prior to or in connection with the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after our Initial Business Combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after our Initial Business Combination.

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

The Company had 12 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the Initial Business Combination. However, if we were not able to consummate the Initial Business Combination within 12 months, we will extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete an Initial Business Combination). The Sponsor and its affiliates or designees are obligated to fund the Trust Account to extend the time for the Company to complete its Initial Business Combination. On August 5, 2022, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022. If the Company is unable to complete its Initial Business Combination within such 15-month period from the closing of the Initial Public Offering or during any mandatory extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its Initial Business Combination within the 12-month time period or during any extension period.

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

Going Concern and Management Liquidity Plans

As of June 30, 2022, we had cash of $156,755 and a working capital deficit of $1,273,123. Our liquidity needs through the date of this filing had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Our liquidity needs consist of paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Accordingly, the accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 4, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and June 30, 2022.

Marketable Securities Held in Trust Account

The Company had investments in marketable securities held in the Trust Account which may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of the investments held in the Trust Account are determined using available market information. During the period from March 18, 2021 (inception) through June 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 480 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, upon issuance, the Company will classify the Private Warrants as liabilities at their fair value and will adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Warrants will be initially and subsequently measured at the end of each reporting period using a Black-Scholes option pricing model.

The Company’s Public Warrants are accounted for and are presented as equity and measured using a Monte Carlo simulation model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value and as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and will recognize changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an 18-month period leading up to an Initial Business Combination. As of June 30, 2022, the Company recorded accretion of 4,028,315 (including a beginning balance on January 1, 2022 of $1,733,440 and $1,195,374 and $2,294,875 during the three and six months ended June 30, 2022, respectively), with unrecognized accretion remaining of $2,721,036 as of June 30, 2022. As of December 31, 2021, the Company recorded accretion of $1,733,440, with unrecognized accretion remaining of $5,015,911.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has incurred losses from inception through June 30, 2022 and has deferred tax assets of approximately $823,000 and $316,000 as of June 30, 2022 and December 31, 2021, respectively. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required because it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the three and six months ended June 30, 2022. These shares were included in the basic and diluted net loss per common share on the unaudited condensed consolidated statements of operations.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position, even though the exercise price could be less than the most recent fair value of the common shares:

Six Months Ended June 30,
2022

Convertible debt	80,000
Total	80,000

Three Months Ended June 30,
2022

Convertible debt	80,000
Total	80,000

The Company complies with accounting and disclosure requirements of ASC 260 “Earnings Per Share.” The statements of operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 77% for the redeemable public shares and 23% for the non-redeemable shares, reflective of the respective participation rights, for the three and six months ended June 30, 2022.

The earnings per share presented in the statements of operations is based on the following:

For the Three Months Ended June 30, 2022

Net loss	$(386,732)
Accretion of temporary equity to redemption value	(1,195,374)
Net loss including accretion of temporary equity to redemption value	$(1,582,106)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,215,716)	$(366,390)
Accretion of temporary equity to redemption value	1,195,371	—
Allocation of net loss	$(20,342)	$(366,390)

Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.00)	$(0.21)

For the Six Months Ended June 30, 2022

Net loss	$(1,709,339)
Accretion of temporary equity to redemption value	(2,294,875)
Net loss including accretion of temporary equity to redemption value	$(4,004,214)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(3,076,903)	$(927,311)
Accretion of temporary equity to redemption value	2,294,875	—
Allocation of net loss	$(782,028)	$(927,311)

Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.14)	$(0.54)

For the Three Months Ended June 30, 2021
Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Net loss	$(30,939)

Denominator:
Weighted-average shares outstanding	1,247,940
Basic and diluted net loss per share	$(0.02)

For the Period March 18, 2021 (Inception) Through June 30, 2021
Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Net loss	$(31,434)

Denominator:
Weighted-average shares outstanding	1,091,947
Basic and diluted net loss per share	$(0.03)

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

Since the underwriters did not exercise their over-allotment option in full, 4,020 shares of common stock issued to the sponsor prior to the Initial Public Offering and the Private Placement, were forfeited for no consideration. As of September 20, 2021, a total of $57,339,200 of the net proceeds from our Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

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

Subscription Agreement Amendment

On April 13, 2022, the Company and the Sponsor entered into an amendment (the “Subscription Agreement Amendment”) to the Private Placement Unit Subscription Agreement, dated August 9, 2021 by and between the Company and the Sponsor (the “Subscription Agreement”) in connection with the Company’s Initial Public Offering (see Note 3). Section 10.3 of the subscription Agreement provides the ability to amend the Subscription Agreement if signed by all parties thereto. The Subscription Agreement was executed solely to clarify that the lock-up period for the Private Units extends to 30 days after the completion of the Initial Business Combination.

Promissory Note - Related Party

On April 20, 2021, the Company entered a promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the Initial Public Offering. The note was non-interest bearing, unsecured and payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was a zero balance outstanding under the note.

Convertible Promissory Notes — Related Party

On March 8, 2022, the Company entered a convertible promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the Initial Public Offering. The note was non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination did not close prior to August 12, 2022 (or up to February 12, 2023, if the period of time to consummate a business combination is extended) the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of a business combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of June 30, 2022, there was $300,000 outstanding under the note.

On April 4, 2022, the Company entered a convertible promissory with its Sponsor of principal amount received of $500,000 to be used for operating expenses. The note was non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination did not close prior to August 12, 2022 (or up to February 12, 2023, if the period of time to consummate a business combination is extended) the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of a business combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of June 30, 2022, there was $500,000 outstanding under the note.

Administrative and Support Services

The Company entered into an administrative services agreement pursuant to which the Company pays the Sponsor a total of $10,000 per month for office space, administrative and support services, which the Company records as operating expense on its statements of operations. Upon the completion of the Initial Business Combination or our liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $60,000 related to these fees during the three and six months ended June 30, 2022, respectively.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Merger Agreement and Termination

On January 27, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among Apifiny Group Inc., a Delaware corporation (“Apifiny”), the Company, Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Erez Simha, solely in his capacity as representative, agent and attorney-in-fact of the Apifiny security holders, and the Sponsor, solely in its capacity as representative, agent and attorney-in-fact of the Indemnified Party (as defined in the Merger Agreement) (collectively, the “Parties”).

On July 22, 2022, the Parties entered into a termination of merger letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Parties agreed to mutually terminate the Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Parent and Company Stockholder Support Agreements) have also been terminated in accordance with their respective terms as of July 22, 2022, the Termination Date.

The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Merger Agreement, or the transactions contemplated by the Merger Agreement, subject to certain exceptions with respect to claims for indemnity or contribution.

If the Company has not consummated an initial business combination by August 9, 2022 (12 months after consummation of the initial public offering, the “IPO”), or up to February 9, 2023 (18 months after the consummation of the IPO if the time-period is extended, as described herein), the Company will be required to dissolve and liquidate. If the Company anticipates that it may not be able to consummate its initial business combination on or before August 9, 2022, the Company may, but is not obligated to, extend the period of time to consummate a business combination, for another two times by an additional three months each time through February 9, 2023 (for a total of up to 18 months to complete a business combination) pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, the trustee. On August 5, 2022, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022.

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

Common Stock Subject to Redemption

The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,733,920 shares of common stock outstanding subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$57,339,200
Less:
Fair Value of Public Warrants at Issuance	(3,201,883)
Offering Costs allocated to common stock subject to possible redemption	(3,547,468)
Plus:
Accretion of common stock subject to possible redemption amount	4,028,315
Common stock subject to possible redemption	$54,618,164

During the three and six months ended June 30, 2022, there was accretion cost recorded in the statement of stockholders’ equity of $1,195,374 and $2,294,875, respectively.

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

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity (deficit).

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

The fair value of the Private Warrants from the private placement that closed simultaneously with the closing of the Initial Public Offering was approximately $176,759, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 13.5%, exercise price of $11.50 and risk-free rate of 0.81%. The fair value was $61,865 as of June 30, 2022, using the following assumptions: dividend yield of 0%, term of 4.75 years, volatility of 2.5%, exercise price of $11.50 and risk-free rate of 3.01%, resulting in a gain on change in fair value of warrant liability of $41,244 and $109,002 for the three and six months ended June 30, 2022, respectively. The fair value was $170,867 as of December 31, 2021, using the following assumptions: dividend yield of 0%, term of 4.5 years, volatility of 11.8%, exercise price of $11.50 and risk-free rate of 1.19%.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period ended December 31, 2021, the Public Warrants began trading separately on September 7, 2021 at the option of the holder. The Company transferred the Private Warrants from Level 3 to Level 2 during the three months ended June 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

The following table presents information about the transfer to/from Levels 1, 2, and 3 within the fair value hierarchy:

	Warrant liabilities	Total Level 3 Financial Instruments

Level 3 financial instruments as of December 31, 2021	$170,867	$170,867
Change in fair value	(67,758)	(67,758)
Level 3 financial instruments as of March 31, 2022	103,109	103,109
Change in fair value	(41,244)	(41,244)
Transfer to Level 2	(61,865)	(61,865)
Level 3 financial instruments as of June 30, 2022	$-	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$156,755	$156,755	$-	$-
Cash held in Trust Account – U.S. Money Market	$57,383,990	$57,383,990	$-	$-

Liabilities:
Warrant liabilities	$61,865	$-	$61,865	$-

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

NOTE 9 — SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited financial statements were issued. Based upon this review management did not identify any subsequent events, except for those disclosed below, that would have required adjustment or disclosure in the unaudited financial statements.

On July 22, 2022, the Parties entered into a termination of merger letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Parties agreed to mutually terminate the Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Parent and Company Stockholder Support Agreements) have also been terminated in accordance with their respective terms as of July 22, 2022, the Termination Date (see Note 5).

On August 5, 2022, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 18, 2021 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or initial public offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

As of June 30, 2022, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through June 30, 2022 relates to the Company’s formation and raising funds through its initial public offering (“Initial Public Offering”), which is described in Note 3 – Initial Public Offering in Item 1 of this Quarterly Report. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that, while it is reasonably possible that such could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On August 12, 2021, simultaneously with the consummation of the Initial Public Offering, we sold to our Sponsor in a Private Placement, 276,250 Private Units at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500. The Private Units are identical to the Public Units.

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

On January 27, 2022, the Company, entered into a Merger Agreement (the “Merger Agreement”) by and among Apifiny Group Inc., a Delaware corporation (“Apifiny”), the Company, Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Erez Simha, solely in his capacity as representative, agent and attorney-in-fact of the Apifiny security holders, and the Sponsor, solely in its capacity as representative, agent and attorney-in-fact of the Indemnified Party (as defined in the Merger Agreement) (collectively, the “Parties”). Pursuant to the terms of the Merger Agreement, a business combination between Abri and Apifiny will be effected through the merger of Merger Sub with and into Apifiny, with Apifiny surviving the merger as a wholly owned subsidiary of the Company (the “Merger”).

On July 22, 2022, the Parties entered into a termination of merger letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Parties agreed to mutually terminate the Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Parent and Company Stockholder Support Agreements) have also been terminated in accordance with their respective terms as of July 22, 2022, the Termination Date.

The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Merger Agreement, or the transactions contemplated by the Merger Agreement, subject to certain exceptions with respect to claims for indemnity or contribution.

If the Company has not consummated an initial business combination by August 9, 2022 (12 months after consummation of the initial public offering, the “IPO”), or up to February 9, 2023 (18 months after the consummation of the IPO if the time-period is extended, as described herein), the Company will be required to dissolve and liquidate. If the Company anticipates that it may not be able to consummate its initial business combination on or before August 9, 2022, the Company may, but is not obligated to, extend the period of time to consummate a business combination, for another two times by an additional three months each time through February 9, 2023 (for a total of up to 18 months to complete a business combination) pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, the trustee. On August 5, 2022, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022.

Results of Operations

All activities for the three and six months ended June 30, 2022 were related to the Company’ organizational activities and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2022, we had net loss of $1,709,339, which consisted of operating costs of $1,900,314, offset by interest income on cash held in the Trust Account of $81,973 and a change in fair value of warrant liability of $109,002.

For the three months ended June 30, 2022, we had net loss of $386,732, which consisted of operating costs of $504,605, offset by interest income on cash held in the Trust Account of $76,629 and a change in fair value of warrant liability of $41,244.

For the period from March 18, 2021 (Inception) through June 30, 2021, we had a net loss of $31,434, which consisted mainly of legal and professional fees for our formation costs.

For the three months ended June 30, 2021, we had a net loss of $30,939, which consisted mainly of legal and professional fees for our formation costs.

Going Concern

As of June 30, 2022, we had cash of $156,755 and a working capital deficit of $1,273,123. Our liquidity needs prior to the consummation of our Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of our Initial Public Offering, we expect that we will need additional capital to satisfy our liquidity needs beyond the net proceeds from the consummation of our Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend working capital loans as needed. The Company cannot assure stockholders that its plans to consummate an initial business combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and the Russia-Ukraine war and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about our ability to continue as a going concern one year from the date of these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Derivative Warrant Liabilities

We will account for warrants for shares of the Company’s common stock that are not indexed to our own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statements of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of any warrants.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRI SPAC I, INC.

Date: August 15, 2022	By:	/s/ Jeffrey Tirman
Jeffrey Tirman
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Christopher Hardt
Christopher Hardt
Chief Financial Officer (Principal Financial and Accounting Officer)