Form 10-Q
period 2022-09-30
Abri SPAC I, Inc.
filed 2022-11-14
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, 7,461,998 shares of common stock, $0.0001 par value, were issued and outstanding.

ABRI SPAC I, INC.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Financial Statements	1

	Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from March 18, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) and Redeemable Common Stock for the Three and Nine Months Ended September 30, 2022, the Three Months ended September 30, 2021 and for the Period from March 18, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from March 18, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Mine Safety Disclosures	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	31

SIGNATURES		32

i

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

ABRI SPAC I, INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$175,074	$154,942
Prepaid expenses and other current assets	308,543	321,590
Total current assets	483,617	476,532

Marketable securities held in Trust Account	58,175,785	57,340,207
Total assets	$58,659,402	$57,816,739

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$215,550	$163,357
Accrued legal fees	1,890,273	524,174
Total current liabilities	2,105,823	687,531
Promissory note, related party	573,392	-
Convertible promissory notes, related party	1,100,000	-
Warrant liability	29,459	170,867
Deferred underwriting commissions	1,500,000	1,500,000
Total liabilities	5,308,674	2,358,398

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized; 5,733,920 shares outstanding	56,021,637	52,323,289
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,728,078 shares issued and outstanding	173	173
Additional paid-in capital	943,138	4,262,491
Accumulated deficit	(3,614,220)	(1,127,612)
Total stockholders’ equity (deficit)	(2,670,909)	3,135,052
Total liabilities, redeemable common stock and stockholders’ equity (deficit)	$58,659,402	$57,816,739

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period March 18, 2021 (Inception) Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Professional fees	$557,941	$84,904	$1,959,295	$115,399
Selling, general and administrative	169,761	210,911	668,721	211,850
Total operating expenses	727,702	295,815	2,628,016	327,249
Loss from operations	(727,702)	(295,815)	(2,628,016)	(327,249)
Other income:
Interest income	297,022	432	378,995	432
Change in fair value of warrant liability	32,406	50,082	141,408	50,082
	329,428	50,514	520,403	50,514
Loss before income taxes	(398,274)	(245,301)	(2,107,613)	(276,735)
Net loss	$(398,274)	$(245,301)	$(2,107,613)	$(276,735)
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	5,733,920	2,998,094	5,733,920	1,407,269
Basic and diluted net loss per share, redeemable shares subject to redemption	$0.00	$(0.01)	$(0.13)	$(0.02)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	1,728,078	1,591,174	1,728,078	1,326,278
Basic and diluted net loss per share, non-redeemable shares	$(0.24)	$(0.13)	$(0.78)	$(0.18)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND REDEEMABLE COMMON STOCK

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2022	5,733,920	$52,323,289	1,728,078	$173	$4,262,491	$(1,127,612)	$3,135,052
Accretion of common stock to redemption value	-	1,099,501	-	-	(1,094,157)	(5,344)	(1,099,501)
Net loss	-	-	-	-	-	(1,322,607)	(1,322,607)
Balance at March 31, 2022 (unaudited)	5,733,920	53,422,790	1,728,078	173	3,168,334	(2,455,563)	712,944
Accretion of common stock to redemption value	-	1,195,374	-	-	(1,118,745)	(76,629)	(1,195,374)
Net loss	-	-	-	-	-	(386,732)	(386,732)
Balance at June 30, 2022 (unaudited)	5,733,920	$54,618,164	1,728,078	$173	$2,049,589	$(2,918,924)	$(869,162)
Accretion of common stock to redemption value	-	1,403,473	-	-	(1,106,451)	(297,022)	(1,403,473)
Net loss	-	-	-	-	-	(398,274)	(398,274)
Balance at September 30, 2022 (Unaudited)	5,733,920	$56,021,637	1,728,078	$173	$943,138	$(3,614,220)	$(2,670,909)

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(495)	(495)
Balance at March 31, 2021 (unaudited)	-	-	-	-	-	(495)	(495)
Issuance of common stock to founders for cash	-	-	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	-	-	(30,939)	(30,939)
Balance at June 30, 2021 (unaudited)	-	-	1,437,500	144	24,856	(31,434)	(6,434)
Sale of 5,733,920 Units, net of underwriting discounts and offering costs	5,733,920	$50,589,849	-				-
Sale of 294,598 Private Units	-	-	294,598	29	2,945,951	-	2,945,980
Private Warrant Liability	-	-	-	-	(176,759)	-	(176,759)
Public Warrant allocation	-	-	-	-	3,201,884	-	3,201,884
Accretion of common stock to redemption value	-	602,401	-	-	(602,401)	-	(602,401)
Forfeiture of founder’s shares	-	-	(4,020)	-	-	-	-
Net loss	-	-		-		(245,301)	(245,301)
Balance at September 30, 2021 (unaudited)	5,733,920	$51,192,250	1,728,078	$173	$5,393,530	$(276,735)	$5,116,968

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Period March 18, 2021 (Inception) Through
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,107,613)	$(276,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(141,408)	(50,082)
Interest earned on marketable securities held in Trust Account	(378,995)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	129,856	(388,203)
Accounts payable and accrued expenses	1,418,292	142,488
Net cash used in operating activities	$(1,079,868)	$(572,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(573,392)	(57,339,341)
Net cash used in investing activities	$(573,392)	$(57,339,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note, related party	1,100,000	-
Proceeds of notes payable - related party	573,392	300,000
Repayments of notes payable - related party	-	(300,000)
Issuance of common stock to founders for cash	-	25,000
Cash proceeds from sale of Units, net of underwriting discounts paid	-	55,905,720
Cash proceeds from sale of Private Units	-	2,945,980
Cash proceeds from issuance of underwriter’s unit purchase option	-	100
Payment of offering costs	-	(614,088)
Net cash provided by financing activities	$1,673,392	$58,262,712

NET CHANGE IN CASH	20,132	350,839
Cash - Beginning of period	154,942	-
Cash - End of period	$175,074	$350,839

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of founder shares for related party payables	$-	$25,000
Accretion of common stock to redemption value	$3,698,348	$36,000
Accrued offering costs	$-	$50,589,849
Cash remitted to Trust Account for term extension	$573,392	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

As of September 30, 2022, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (Inception) through September 30, 2022 relates to the Company’s formation and raising funds through its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company is generating non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on August 12, 2021, an amount of $50,000,000 net proceeds from the Initial Public Offering and sale of the Private Units was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account, the Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares. On August 12, 2022, in connection with the first extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the trust account of ABRI (the “Trust Account”), which holds the net proceeds of the IPO, together with interest earned thereon, less amounts released to pay tax obligations, to extend the time to complete a business combination to November 12, 2022. On November 1, 2022, in connection with the second extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the Trust Account to extend the time to complete a business combination to February 12, 2023.

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

The shares of common stock subject to redemption was classified as temporary equity upon the completion of the Initial Public Offering and will subsequently be accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Initial Business Combination.

The Company had 12 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the Initial Business Combination. However, if we were not able to consummate the Initial Business Combination within 12 months, we would extend the period of time to consummate an Initial Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete an Initial Business Combination). The Sponsor and its affiliates or designees are obligated to fund the Trust Account to extend the time for the Company to complete its Initial Business Combination. On August 5, 2022, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022. On November 1, 2022, in connection with the second extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the Trust Account to extend the time to complete a business combination to February 12, 2023. If the Company is unable to complete its Initial Business Combination within such 18-month period from the closing of the Initial Public Offering or during any mandatory extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its Initial Business Combination within the 12-month time period or during any extension period.

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

Going Concern and Management Liquidity Plans

As of September 30, 2022, we had cash of $175,074 and a working capital deficit of $1,622,206. Our liquidity needs through the date of this filing had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Our liquidity needs consist of paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

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

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 4, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and September 30, 2022.

Marketable Securities Held in Trust Account

The Company had investments in marketable securities held in the Trust Account which may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of the investments held in the Trust Account are determined using available market information. During the period from March 18, 2021 (inception) through September 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The Company’s Public Warrants were accounted for and presented as equity and were measured using a Monte Carlo simulation model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value and as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and will recognize changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an 18-month period leading up to an Initial Business Combination. As of September 30, 2022, the Company recorded accretion of $5,431,788 (including a beginning balance on January 1, 2022 of $1,733,440 and $1,403,473 and $3,698,348 during the three and nine months ended September 30, 2022, respectively), with unrecognized accretion remaining of $1,317,563 as of September 30, 2022. As of December 31, 2021, the Company recorded accretion of $1,733,440, with unrecognized accretion remaining of $5,015,911.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has incurred losses from inception through September 30, 2022 and has deferred tax assets of approximately $943,000 and $316,000 as of September 30, 2022 and December 31, 2021, respectively. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required because it is more likely than not that all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the three and nine months ended September 30, 2022. These shares were included in the basic and diluted net loss per common share on the unaudited condensed consolidated statements of operations.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position, even though the exercise price could be less than the most recent fair value of the common shares:

Nine Months Ended September 30,
2022

Convertible debt	110,000
Total	110,000

Three Months Ended September 30,
2022

Convertible debt	110,000
Total	110,000

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

The earnings per share presented in the statements of operations is based on the following:

For the Three Months Ended September 30, 2022

Net loss	$(398,274)
Accretion of temporary equity to redemption value	(1,403,473)
Net loss including accretion of temporary equity to redemption value	$(1,801,747)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,384,492)	$(417,255)
Accretion of temporary equity to redemption value	1,403,473	—
Allocation of net loss	$18,981	$(417,255)

Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.00)	$(0.24)

For the Nine Months Ended September 30, 2022

Net loss	$(2,107,613)
Accretion of temporary equity to redemption value	(3,698,348)
Net loss including accretion of temporary equity to redemption value	$(5,805,961)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(4,461,394)	$(1,344,567)
Accretion of temporary equity to redemption value	3,698,348	—
Allocation of net loss	$(763,046)	$(1,344,567)

Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.13)	$(0.78)

For the Three Months Ended September 30, 2021

Net loss	$(245,301)
Accretion of temporary equity to redemption value	(602,401)
Net loss including accretion of temporary equity to redemption value	$(847,702)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(634,107)	$(213,595)
Accretion of temporary equity to redemption value	602,401	—
Allocation of net loss	$(31,706)	$(213,595)

Denominator:
Weighted-average shares outstanding	2,998,094	1,591,174
Basic and diluted net loss per share	$(0.01)	$(0.13)

For the Period March 18, 2021 (Inception) Through September 30, 2021

Net loss	$(276,735)
Accretion of temporary equity to redemption value	(602,401)
Net loss including accretion of temporary equity to redemption value	$(879,136)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(634,107)	$(245,029)
Accretion of temporary equity to redemption value	602,401	—
Allocation of net loss	$(31,706)	$(245,029)

Denominator:
Weighted-average shares outstanding	1,407,269	1,326,278
Basic and diluted net loss per share	$(0.02)	$(0.18)

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

Promissory Note - Related Party

On April 20, 2021, the Company entered a promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the Initial Public Offering. The note was non-interest bearing, unsecured and payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was a zero balance outstanding under the note.

On August 5, 2022, the Company entered a promissory note with its Sponsor of principal amount received of $573,392 to extend the time available for the company to consummate its initial business combination. The note was non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination. In the event that an Initial Business Combination does not close prior to February 12, 2023 (or later if the period of time to consummate an Initial Business Combination is extended), the note shall be deemed terminated and no amounts will be owed. As of September 30, 2022, there was $573,392 outstanding under the note.

Convertible Promissory Notes — Related Party

On March 8, 2022, the Company entered a convertible promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the Initial Public Offering. The note was non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination did not close prior to August 12, 2022 (or up to February 12, 2023, if the period of time to consummate an Initial Business Combination is extended), the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of September 30, 2022, there was $300,000 outstanding under the note.

On April 4, 2022, the Company entered a convertible promissory note with its Sponsor of principal amount received of $500,000 to be used for operating expenses. The note was non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination did not close prior to August 12, 2022 (or up to February 12, 2023, if the period of time to consummate an Initial Business Combination is extended), the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of September 30, 2022, there was $500,000 outstanding under the note.

On August 26, 2022, the Company entered a convertible promissory note with its Sponsor of principal amount received of $300,000 to be used for operating expenses. The note was non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination. In the event that an Initial Business Combination does not close prior to November 12, 2022 (or up to February 12, 2023, if the period of time to consummate an Initial Business Combination is extended), the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of September 30, 2022, there was $300,000 outstanding under the note.

Administrative and Support Services

The Company entered into an administrative services agreement pursuant to which the Company pays the Sponsor a total of $10,000 per month for office space, administrative and support services, which the Company records as operating expense on its statements of operations. Upon the completion of the Initial Business Combination or our liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $90,000 related to these fees during the three and nine months ended September 30, 2022, respectively.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Merger Agreement and Termination with Apifiny

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

Merger Agreement with DLQ

On September 9, 2022, the Company, entered into a Merger Agreement (the “Merger Agreement”) by and among Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Abri (“Merger Sub”), Logiq, Inc., a Delaware corporation (“DLQ Parent”) whose common stock is quoted on the OTCQX Market under the ticker symbol, “LGIQ”, and DLQ, Inc., a Nevada corporation (“DLQ”) and wholly owned subsidiary of DLQ Parent. Pursuant to the terms of the Merger Agreement, a business combination between the Company and DLQ will be effected through the merger of Merger Sub with and into DLQ, with DLQ surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

The Merger is expected to be consummated after obtaining the required approval by the stockholders of the Company, DLQ and DLQ Parent and the satisfaction of certain other customary closing conditions.

The total consideration to be paid at Closing (the “Merger Consideration”) by the Company to DLQ security holders will be an amount equal to $114 Million. The Merger Consideration will be payable in shares of common stock, par value $0.0001 per share, of the Company (“Abri Common Stock”).

DLQ Management Earnout Agreement

In connection with the execution of the Merger Agreement, Abri and the Sponsor will enter into a management earnout agreement (the “Management Earnout Agreement”), pursuant to which certain members of the management team of DLQ specified on schedule A to the Management Earnout Agreement (the “Management”) will have the contingent right to earn the Management Earnout Shares (as defined in the Management Earnout Agreement). The Management Earnout Shares consist of 2,000,000 shares of Abri Common Stock (the “Management Earnout Shares”). The release of the Management Earnout Shares shall occur as follows:

●	500,000 Management Earnout Shares will be earned and released upon satisfaction of the First Milestone Event (as defined in the Management Earnout Agreement);

●	650,000 Management Earnout Shares will be earned and released upon satisfaction of the Second Milestone Event (as defined in the Management Earnout Agreement); and

●	850,000 Management Earnout Shares will be earned and released upon satisfaction of the Third Milestone Event (as defined in the Management Earnout Agreement).

If the Company has not consummated an initial business combination by August 9, 2022 (12 months after consummation of the initial public offering, the “IPO”), or up to February 9, 2023 (18 months after the consummation of the IPO if the time-period is extended, as described herein), the Company will be required to dissolve and liquidate. If the Company anticipates that it may not be able to consummate its initial business combination on or before August 9, 2022, the Company may, but is not obligated to, extend the period of time to consummate an Initial Business Combination, for another two times by an additional three months each time through February 9, 2023 (for a total of up to 18 months to complete an Initial Business Combination) pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, the trustee. On August 5, 2022, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022. On November 1, 2022, in connection with the second extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the Trust Account to extend the time to complete a business combination to February 12, 2023.

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

NOTE 6 — STOCKHOLDERS’ DEFICIT

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

Common Stock Subject to Redemption

The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,733,920 shares of common stock outstanding subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$57,339,200
Less:
Fair value of Public Warrants at issuance	(3,201,883)
Offering costs allocated to common stock subject to possible redemption	(3,547,468)
Plus:
Accretion of common stock subject to possible redemption amount	5,431,782
Common stock subject to possible redemption	$56,021,637

During the three and nine months ended September 30, 2022, there was accretion cost recorded in the statements of stockholders’ equity (deficit) of $1,403,473 and $3,698,348, respectively.

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

Each Private Unit, Additional Unit and Additional Private Unit are identical to the Unit from our Initial Public Offering except as described below.

The Sponsor has agreed to waive its redemption rights with respect to any shares underlying the Private Units (i) in connection with the consummation of an Initial Business Combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto, to redeem 100% of our public shares if we do not complete our Initial Business Combination within 12 months from the completion of this offering (or up to 18 months from the closing of this offering if extended) or with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity and (iii) if we fail to consummate an Initial Business Combination within 12 months from the completion of this offering (or up to 18 months from the closing of this offering if extended) or if we liquidate prior to the expiration of the 18 month period. However, the Sponsor will be entitled to redemption rights with respect to any public shares it holds if we fail to consummate an Initial Business Combination or liquidate within the 18-month period.

The Private Units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of our Initial Business Combination except to permitted transferees.

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity (deficit).

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

The Company accounted for the Public Warrants as equity based on its initial evaluation that the Public Warrants were indexed to the Company’s own stock. The fair value of the Public Warrants was approximately $0.60 per Public Warrant, which was determined by the Monte Carlo simulation model. The Public Warrants were recorded at the amount of allocated proceeds and are not remeasured every reporting period.

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company carries cash, marketable investments and Private Warrants, at fair value. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. The Company’s Cash held in Trust Account is classified within Level 1 of the fair value hierarchy.

The Company’s Private Warrants are valued as Level 2 instruments.

The estimated fair value of the Private Warrants is determined using Level 2 inputs for the period ending September 30, 2022. The estimated fair value of the Private Warrants was transferred from Level 3 to Level 2 during the period ended June 30, 2022. Inherent in a Black-Scholes pricing model are assumptions related to dividend yield, term, volatility and risk-free rate. The Company estimates the volatility of its common shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing our Initial Business Combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The fair value of the Private Warrants from the private placement that closed simultaneously with the closing of the Initial Public Offering was approximately $176,759, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 13.5%, exercise price of $11.50 and risk-free rate of 0.81%. The fair value was $29,459 as of September 30, 2022, using the following assumptions: dividend yield of 0%, term of 3.00 years, volatility of 2.1%, exercise price of $11.50 and risk-free rate of 4.25%, resulting in a gain on change in fair value of warrant liability of $32,406 and $141,408 for the three and nine months ended September 30, 2022, respectively. The fair value was $170,867 as of December 31, 2021, using the following assumptions: dividend yield of 0%, term of 4.5 years, volatility of 11.8%, exercise price of $11.50 and risk-free rate of 1.19%.

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

The following table presents information about the transfer to/from Levels 1, 2, and 3 within the fair value hierarchy during the period ended June 30, 2022. There were no transfers during the period ended September 30, 2022:

	Warrant liabilities	Total Level 3 Financial Instruments
Level 3 financial instruments as of December 31, 2021	$170,867	$170,867
Change in fair value	(67,758)	(67,758)
Level 3 financial instruments as of March 31, 2022	103,109	103,109
Change in fair value	(41,244)	(41,244)
Transfer to Level 2	(61,865)	(61,865)
Level 3 financial instruments as of June 30, 2022	$-	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash held in Trust Account – U.S. Money Market	$58,175,785	$58,175,785	$-	$-

Liabilities:
Warrant liabilities	$29,459	$-	$29,459	$-

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

In order to calculate the fair value of the Public Warrants at the Initial Public Offering date for purposes of establishing the initial allocation of costs, the Company utilized the following inputs to the Monte Carlo simulation model for the initial measurement:

Underlying common stock price	$9.48
Risk free rate	0.82%
Unit purchase price	$10.00
Estimated term	5 Years
Volatility	13.5%

The Company is not required to re-measure the fair value of the Public Warrants since they are an equity-classified instrument.

NOTE 9 — SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited financial statements were issued. Based upon this review management did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

As of September 30, 2022, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through September 30, 2022 relates to the Company’s formation and raising funds through its initial public offering (“Initial Public Offering”), which is described in Note 3 – Initial Public Offering in Item 1 of this Quarterly Report. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete an Initial Business Combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

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

If the Company has not consummated an initial business combination by August 9, 2022 (12 months after consummation of the initial public offering, the “IPO”), or up to February 9, 2023 (18 months after the consummation of the IPO if the time-period is extended, as described herein), the Company will be required to dissolve and liquidate. If the Company anticipates that it may not be able to consummate its initial business combination on or before August 9, 2022, the Company may, but is not obligated to, extend the period of time to consummate an Initial Business Combination, for another two times by an additional three months each time through February 9, 2023 (for a total of up to 18 months to complete an Initial Business Combination) pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, the trustee. On August 5, 2022, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022. On November 1, 2022, in connection with the second extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the Trust Account to extend the time to complete a business combination to February 12, 2023.

Results of Operations

All activities for the three and nine months ended September 30, 2022 were related to the Company’ organizational activities and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2022, we had net loss of $2,107,613, which consisted of operating costs of $2,628,016, offset by interest income on cash held in the Trust Account of $378,995 and a change in fair value of warrant liability of $141,408.

For the three months ended September 30, 2022, we had net loss of $398,274, which consisted of operating costs of $727,702, offset by interest income on cash held in the Trust Account of $297,022 and a change in fair value of warrant liability of $32,406.

For the period from March 18, 2021 (Inception) through September 30, 2021, we had a net loss of $276,735, which consisted mainly of legal and professional fees for our formation costs.

For the three months ended September 30, 2021, we had a net loss of $245,301, which consisted mainly of legal and professional fees for our formation costs.

Going Concern

As of September 30, 2022, we had cash of $175,074 and a working capital deficit of $1,622,206. Our liquidity needs prior to the consummation of our Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of our Initial Public Offering, we expect that we will need additional capital to satisfy our liquidity needs beyond the net proceeds from the consummation of our Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on August 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of an Initial Business Combination and our liquidation.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations. On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection therewith may materially adversely affect our ability to negotiate and complete our Initial Business Combination and may increase the costs and time related thereto.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination, extension vote or otherwise, unless an exemption is available. Issuances of securities in connection with our initial Business Combination transaction (including any PIPE transaction at the time of our initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued.

Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. In addition, because the Excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise tax have not been determined. Further, the application of the Excise tax in the event of a liquidation is uncertain. Consequently, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRI SPAC I, INC.

Date: November 14, 2022	By:	/s/ Jeffrey Tirman
Jeffrey Tirman
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Christopher Hardt
Christopher Hardt
Chief Financial Officer (Principal Financial and Accounting Officer)