Form 10-K
period 2022-12-31
Abri SPAC I, Inc.
filed 2023-03-31
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40723

ABRI SPAC I, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2861807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9663 Santa Monica Blvd., No. 1091
Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(424) 732-1021

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Redeemable Warrant	ASPAU	The Nasdaq Stock Market LLC

Common Stock, par value $0.0001 per share	ASPA	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Common Stock for $11.50 per share	ASPAW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $56,995,164.80 based on the closing sale price of the Registrant’s shares of Common Stock of $9.94 per share.

The number of shares outstanding of the Registrant’s shares of common stock as of March 30, 2023 was 2,980,450.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ABRI SPAC I, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of other prospective target businesses if the Merger with DLQ, Inc. (“DLQ”) is not approved by the stockholders of Abri SPAC I, Inc. (“Abri”) and DLQ and the satisfaction of certain other customary closing conditions;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

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

A total of $57,339,200 of the net proceeds from the sale of Units in the IPO and the private placement on August 23, 2021 were placed in a trust account in the United States established for the benefit of the Company’s public stockholders, maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account were invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account, the Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity; or (iii) absent an business combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

Prior Merger Discussions with Apifiny Inc.

On September 21, 2021, Abri entered into an agreement with Chardan to act as Abri’s non-exclusive financial advisor for the purpose of assisting Abri in evaluating several potential acquisition targets, including Apifiny Inc., a crypto currency and mining company. On October 4, 2021, Chardan contacted Abri to gauge Abri’s interest in evaluating a potential business combination with Apifiny Inc. Negotiations continued through January 2022. On January 27, 2022, Abri, Abri Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Abri (“Merger Sub”), Apifiny Inc., and the Sponsor (collectively, the “Apifiny Merger Parties”), signed a merger agreement, where Merger Sub would merge with Apifiny Inc., and Apifiny Inc. would be the surviving corporation in a “reverse triangular merger” transaction (the “Apifiny Merger Agreement”).

On July 22, 2022, the Apifiny Merger Parties entered into a termination of merger letter agreement (the “Merger Termination Agreement”). Pursuant to the Merger Termination Agreement, the Apifiny Merger Parties agreed to mutually terminate the Apifiny Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Merger Termination Agreement. All Additional Agreements (as defined in the Apifiny Merger Agreement) (including the Parent and Company Stockholder Support Agreements) have also been terminated in accordance with their respective terms as of July 22, 2022, the Apifiny Merger Agreement Termination Date. The determination to terminate the Apifiny Merger Agreement was made by mutual agreement among the Apifiny Merger Parties without cause.

Merger Agreement with Logiq, Inc.

On September 9, 2022, Abri, entered into a Merger Agreement (the “Merger Agreement”) by and among Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Abri (“Merger Sub”), Logiq, Inc., a Delaware corporation (“DLQ Parent”) whose common stock is quoted on the OTCQX Market under the ticker symbol, “LGIQ”, and DLQ, a Nevada corporation and wholly owned subsidiary of DLQ Parent. Pursuant to the terms of the Merger Agreement, a business combination between Abri and DLQ will be effected through the merger of Merger Sub with and into DLQ, with DLQ surviving the merger as a wholly owned subsidiary of Abri (the “Merger”). The board of directors of Abri has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of Abri.

The Merger is expected to be consummated after obtaining the required approval by the stockholders of Abri and DLQ and the satisfaction of certain other customary closing conditions.

Merger Consideration

Initial Consideration

The total consideration to be paid at Closing (the “Initial Consideration”) by Abri to DLQ security holders will be an amount equal to $114,000,000. The Initial Consideration will be payable in shares of 11,400,000 shares of common stock, par value $0.0001 per share, of Abri (“Abri Common Stock”).

Treatment of DLQ Securities

Each share of DLQ Common Stock (defined below), if any, that is owned by Abri, Merger Sub, DLQ, or any other affiliate of Abri (as treasury stock or otherwise) immediately prior to the effective time of the Merger (the “Effective Time”), will automatically be cancelled and retired without any conversion or consideration.

●	DLQ Common Stock. At the Effective Time, each issued and outstanding share of DLQ’s common stock, par value $0.0001 per share (“DLQ Common Stock”) (other than any such shares of DLQ common stock cancelled as described above) will be converted into the right to receive a number of shares of Abri Common Stock equal to the Conversion Ratio.

●	“Conversion Ratio” means the quotient obtained by dividing (a) the Per Share Merger Consideration by (b) $10.00.

●	“Per Share Merger Consideration” means an amount equal to $114,000,000, divided by the number of Fully Diluted Company Shares.

●	“Fully Diluted Company Shares” means the sum, without duplication, of (a) all shares of DLQ Common Stock that are issued and outstanding immediately prior to the Effective Time plus (b) all shares of DLQ Common Stock issuable upon conversion, exercise or exchange of any other in-the-money securities of the DLQ convertible into or exchangeable or exercisable for shares of DLQ Common Stock;

●	“Merger Consideration Shares” means an aggregate number of shares of Abri Common Stock equal to the product of (i) the Conversion Ratio, multiplied by (ii) Fully-Diluted Company Shares.

●	“Dividend Shares” means the number of Merger Consideration Shares that DLQ Parent will issue as a dividend to the DLQ Parent Stockholders concurrent with Closing (the “Distribution”), on a pro rata basis in an amount equal to approximately twenty five percent (25%) of the aggregate Merger Consideration Shares (the “Dividend Shares”). The remaining Merger Consideration Shares held by DLQ Parent will be subject to a lock-up in accordance with the terms and conditions more fully set forth in the Lock-Up Agreement, as described herein.

Merger Sub Securities

Each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one newly issued share of common stock of the surviving corporation of the Merger.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things: (a) corporate existence and power; (b) authorization to enter into the Merger Agreement and related transactions; (c) governmental authorization; (d) non-contravention; (e) capitalization; (f) corporate records; (g) subsidiaries; (h) consents; (i) financial statements; (j) books and records; (k) internal accounting controls; (l) absence of certain changes; (m) properties; title to assets; (n) litigation; (o) contracts; (p) licenses and permits; (q) compliance with laws; (r) intellectual property; (s) accounts payable; affiliate loans; (t) employee matters and benefits; (u) real property; (v) tax matters; (w) environmental laws; (x) finders’ fees; (y) powers of attorney, suretyships and bank accounts; (z) directors and officers; (aa) anti-money laundering laws; (ab) insurance; (ac) related party transactions; and (ad) certain representations related to securities law and activity. Abri has additional representations and warranties, including (a) issuance of shares; (b) trust fund; (c) listing; (d) board approval; (e) SEC documents and financial statements; (f) certain business practices; and (g) expenses, indebtedness and other liabilities.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, conduct of business, access to information, notice of certain events, cooperation in the preparation of the Form S-4 and Joint proxy statement (as each such term is defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders. The Merger Agreement also contains additional covenants pertaining to DLQ and DLQ Parent including reporting; compliance with laws; no insider trading, commercially reasonable efforts to obtain consents, DLQ Stockholder and DLQ Parent Stockholder approval, provide additional financial information, execute Lock-Up Agreements, amend parent charter, issue dividend shares to DLQ Parent Stockholders, transfer certain assets as described in the Merger Agreement, not issue any dividends or extraordinary bonuses until 11 months after closing, execute certain employment agreements and take reasonable efforts to enter into a financing source agreement of up to $25 million after the Business Combination. Abri has also agreed to include in the Joint proxy statement the recommendation of its board that its stockholders approve all of the proposals to be presented at the special meeting.

Non-Solicitation Restrictions

DLQ Parent and DLQ have each agreed that from the date of the Merger Agreement until the Closing Date or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate, encourage or engage in any negotiations with any party relating to an Alternative Transaction (as defined in the Merger Agreement), take any action intended to facilitate an Alternative Transaction or approve, recommend or enter into any agreement relating to an Alternative Transaction.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable (A) law or order, or (B) Action (as defined in the Merger Agreement) commenced or asserted in writing by any Authority (as defined in the Merger Agreement), prohibiting or, in the case of clause (B), materially restrict the consummation of the Merger and related transactions; (ii) receipt of any consent, approval or authorization required by any Authority (as defined in the Merger Agreement); (iii) Abri having at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the Merger; (iv) approval by DLQ Parent’s and DLQ’s stockholders of the Merger and related transactions; (v) approval by Abri’s stockholders of the Merger and related transactions; (vi) DLQ Parent shall have transferred all of the Intellectual Property assets of Rebel AI, Inc. and all of the Intellectual Property assets of Fixel AI, Inc. to the Company (each a “Sister Company”); (vii) the Distribution of the Dividend Shares (as such term is defined in the Merger Agreement) shall be, in all respects, ready to be consummated contemporaneously with the Merger; (viii) the conditional approval for listing by the Nasdaq Stock Market of the shares of Abri Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement and the Additional Agreements and satisfaction of initial and continued listing requirements; and (ix) the Form S-4 becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”).

Solely with respect to Abri and Merger Sub, the consummation of the Merger is conditioned upon, among other things: (i) DLQ having duly performed or complied with all of its obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of DLQ, being true and correct in all material respects; (iii) no event having occurred that would result in a Material Adverse Effect on DLQ or any of its subsidiaries; (iv) providing a certificate from the chief executive officer as to the accuracy of these conditions; (v) shall have obtained certain Company Group Consents (as such term is defined in the Merger Agreement); (vi) DLQ shall have filed all income Tax Returns for the 2019, 2020 and 2021 tax years and paid all taxes with respect to such tax years (including penalties and interest, if any); (vii) DLQ Parent and Sister Companies shall have entered into one or more Intellectual Property assignment agreements; (viii) all the Related Company Outbound IP Agreements and all Related Company Customer Agreements (as such terms are defined in the Merger Agreement) have been cancelled or terminated by DLQ Parent or the applicable Sister Company or have expired on their own terms; and (ix) DLQ Parent shall have changed its name to a new name that neither includes nor is confusingly similar to “Logiq,” “DataLogiq,” or any of the Trademarks owned by the Company.

Solely with respect to DLQ, the consummation of the Merger is conditioned upon, among other things: (i) Abri and Merger Sub having duly performed or complied with all of their respective obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of Abri as set forth in the Merger Agreement that are qualified as to materiality being true in all respects and the representations and warranties as set forth in the Merger Agreement that are not so qualified, being true and correct in all material respects; (iii); no event having occurred that would result in a Material Adverse Effect on Abri or Merger Sub; (iv) Abri, Abri Ventures I, LLC (the “Sponsor”), and any other security holder of Abri, shall have executed and delivered to DLQ each Additional Agreement to which they each are a party; (v) Abri and Merger Sub having each delivered certain certificates to DLQ; (vi) Abri having filed its Amended Parent Charter (as defined in the Merger Agreement) and such Amended Parent Charter being declared effective by, the Delaware Secretary of State; (vii) Abri having delivered executed resignation of the Abri directors and officers as set forth in the Merger Agreement; (viii) after the redemption by all stockholders of Abri who have elected to redeem their shares of Abri, Abri shall have made all necessary and appropriate arrangements with the Trustee to have all of the remaining funds contained in the Trust Account, and all such funds released from the Trust Account shall be available to Abri.

Termination

The Merger Agreement may be terminated as follows:

(i)	by either Abri or DLQ, without liability to the other party, if (A) the Merger and related transactions are not consummated on or before April 12, 2023 (the “Outside Closing Date”), and (B) the material breach or violation of any representation, warranty, covenant or obligation under the Merger Agreement by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the Closing to occur on or before the Outside Closing Date. Such right may be exercised by Abri or DLQ, as the case may be, giving written notice to the other at any time after the Outside Closing Date;

(ii)	by either Abri or DLQ if any Authority (as defined in the Merger Agreement) has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Merger;

(iii)	by Abri in the event that DLQ does not deliver to Abri the Company Group Financial Statements on or prior to October 15, 2022, as defined in the Merger Agreement;

(iv)	by mutual written consent of Abri and DLQ duly authorized by each of their respective boards of directors;

(v)	by Abri in the event that the Board of Directors of Abri, in exercising its fiduciary duties, determines that the Business Combination is no longer in the best interests of the stockholders of Abri;

(vi)	by Abri or DLQ if, at the Abri Stockholder Meeting (including any postponements or adjournments thereof), the Required Parent Proposals (as described in the Merger Agreement) shall fail to be approved by the affirmative vote of Abri stockholders required under Abri’s organizational documents and applicable Law or if, at the DLQ Parent Stockholder Meeting (including any postponements or adjournments thereof), the DLQ Parent Stockholder Approval shall fail to be approved by the affirmative vote of DLQ Parent stockholders required under DLQ Parent’s organizational documents and applicable Law;

(vii)	by either Abri or DLQ, if the other party has breached any of its covenants or representations and warranties such that it would be impossible or would reasonably be expected to be impossible to satisfy any of its closing conditions and such breach is incapable of being cured or is not cured by the earlier of (A) the Outside Closing Date and (B) 30 days following receipt by the breaching party of a written notice of the breach or suffered a Material Adverse Effect which is incurable and continuing; provided that the terminating party is not then in breach of the Merger Agreement so as to prevent the satisfaction of its closing conditions.

Effect of Termination

If the Merger Agreement is terminated in accordance with its terms, the Merger Agreement will become void and of no further force and effect without liability of any party, except for liability arising out of any party’s willful breach of the Merger Agreement or intentional fraud.

Certain Related Agreements

Parent Stockholder Support Agreement

In connection with the execution of the Merger Agreement, Abri, and a certain stockholder of Abri entered into that certain Parent Stockholder Support Agreement dated September 9, 2022 (the “Parent Stockholder Support Agreement”) pursuant to which that certain Abri stockholder agreed to vote all shares of Abri Common Stock beneficially owned by them, including any additional shares of Abri they may acquire, to vote in favor of the Parent Proposals (as defined in the Merger Agreement), including the Merger and related transactions and against any action reasonably expected to impede, delay or materially and adversely affect the Merger and related transactions.

The foregoing description of the Parent Stockholder Support Agreement is qualified in its entirety by reference to the full text of the Parent Stockholder Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on September 12, 2022.

Agreements to be Executed at Closing

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

The foregoing description of the Management Earnout Agreement is qualified in its entirety by reference to the full text of the form of Management Earnout Agreement, a copy of which is included as Exhibit B to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 12, 2022.

Sponsor Earnout Agreement

In connection with the execution of the Merger Agreement, Abri and the Sponsor will enter into a sponsor earnout agreement (the “Sponsor Earnout Agreement”), pursuant to which the Sponsor will have the contingent right to earn the Sponsor Earnout Shares (as defined in the Sponsor Earnout Agreement). The Sponsor Earnout Shares consist of 1,000,000 shares of Abri Common Stock (the “Sponsor Earnout Shares”). The release of the Sponsor Earnout Shares shall occur as follows:

●	250,000 Sponsor Earnout Shares will be earned and released upon satisfaction of the First Milestone Event (as defined in the Sponsor Earnout Agreement);

●	350,000 Sponsor Earnout Shares will be earned and released upon satisfaction of the Second Milestone Event (as defined in the Sponsor Earnout Agreement); and

●	400,000 Sponsor Earnout Shares will be earned and released upon satisfaction of the Third Milestone Event (as defined in the Sponsor Earnout Agreement).

The foregoing description of the Sponsor Earnout Agreement is qualified in its entirety by reference to the full text of the form of Sponsor Earnout Agreement, a copy of which is included as Exhibit C to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 12, 2022.

Lock-Up Agreement

In connection with the execution of the Merger Agreement, Abri, and DLQ Parent will enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which each DLQ Parent will agree, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, seventy five percent (75%) of the shares of Abri Common Stock held by them as part of the Merger Consideration, which shares do not include the Dividend Shares, (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of Common Stock if any, acquired during the Lock-Up Period (as defined below), the “Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is 11 months after the Closing Date (the period from the date of the Lock-Up Agreement until such date, the “Lock-Up Period”). DLQ will also cause certain members of its management to enter into a Lock-up Agreement concerning shares of Abri Common Stock they will own.

The foregoing description of the Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, a copy of which is included as Exhibit E to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 12, 2022.

Amended and Restated Registration Rights Agreement

At Closing, Abri, the Sponsor, and Chardan Capital Markets, LLC as underwriter (the “Underwriter”) will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which the Sponsor, the Underwriter and holders of the Lock-Up Shares and recipients of the Management Earnout Shares and Sponsor Earnout Shares, if any, will be provided certain rights relating to the registration of certain Abri securities.

The foregoing description of the Amended and Restated Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of Amended and Restated Registration Rights Agreement, a copy of which is included as Exhibit F to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 12, 2022.

Voting Agreement

In connection with the execution of the Merger Agreement, Abri, the Sponsor and certain holders of Abri Common Stock (as identified in the Voting Agreement) will enter into a voting agreement (the “Voting Agreement”), pursuant to which such holders of Abri Common Stock agree to vote in favor of certain matters relating to the nomination and election of the Post-Closing Board of Directors (as described in the Voting Agreement).

The foregoing description of the Voting Agreement is qualified in its entirety by reference to the full text of the form of Voting Agreement, a copy of which is included as Exhibit I to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 12, 2022.

Warrant Revenue Sharing Side Letter

In connection with the execution of the Merger Agreement, Abri, DLQ and the Sponsor will enter into a letter agreement (the “Warrant Revenue Sharing Side Letter”), pursuant to which Abri and DLQ will divide the proceeds from the Warrant Exercise Price (as defined in the Warrant Revenue Sharing Side Letter), arising from the exercise of the warrants issued as part of the Abri Units sold in its initial public offering whereby twenty percent (20%) of the Warrant Exercise Price received in cash by Abri shall be delivered to the Sponsor in cash or immediately available funds not later than three (3) days following Abri’s receipt of the cash exercise price of any Warrant.

The foregoing description of the Warrant Revenue Sharing Side Letter is qualified in its entirety by reference to the full text of the form of Warrant Revenue Sharing Side Letter, a copy of which is included as Exhibit D to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on September 12, 2022.

Share Redemptions

At a special meeting of Abri’s stockholders held on December 9, 2022 (the “Extension Meeting”), Abri’s stockholders approved (i) a proposal to amend Abri’s amended and restated certificate of incorporation, and (ii) a proposal to amend the Management Trust Agreement with the Transfer Agent, to extend the date by which Abri has to consummate a business combination from February 12, 2023 until August 12, 2023, on an as needed, month-to-month basis. In connection with the Extension Meeting, a total of 4,481,548 shares were tendered for redemption and $45,952,279 was withdrawn from Abri’s trust account (the “Trust Account”) to pay for the redemptions.

Our Executive Officers

Our management team is led by Jeffrey Tirman, our Chairman and Chief Executive Officer, and will be complemented by a broader team of seasoned executives serving as directors and advisors.

Jeffrey Tirman is Chairman of our Board of Directors and Chief Executive Officer. Mr. Tirman has over 30 years of international investment and corporate management experience, specializing in discrete corporate transactions, senior corporate strategy development and management, turnarounds, and restructurings (operational and financial). Since beginning his career, Mr. Tirman has executed and structured several complex international corporate transactions both on behalf of independent stockholders and as primary shareholder. Mr. Tirman has also negotiated, executed and participated in numerous types of transactions, including public listings, spin-offs, administration proceedings, organizing and leading creditor committees, corporate rationalizations, acquisitions and divestitures, and balance sheet refinancing, as well as analyzing and executing numerous debt and equity investments and capital structure arbitrage positions. Mr. Tirman founded Abri Advisors Ltd, in Bermuda in 2016 and Abri Advisors (UK) Ltd. in the United Kingdom in 2020 to invest across a variety of asset classes, and to provide corporate advisory services focused on corporate turnarounds and restructuring. Mr. Tirman is also the managing member and a director of Abri Ventures 2, LLC, and chief executive officer of Abri Sponsor Company Ltd, and Abri Advisors, Inc., both private equity holding companies. Since May 12, 2022, Mr. Tirman has served as the chief Executive Officer and Chairman of the Board of Abri SPAC 2, Inc., a special purpose acquisition company (“Abri 2”). Mr. Tirman also serves as the managing member and a director of Abri Ventures I, LLC, our Sponsor. Since January 2016, Mr. Tirman had been the Chairman and CEO, and still serves as CEO of Elan d.o.o., based in Slovenia, and sits on the boards of several Elan subsidiaries. Since May 2019, Mr. Tirman has been the CEO and Director of Luxembourg-based KJK Sports S.A. and sits on the boards of several holdings thereunder including Tahe Outdoors based in France and Estonia, Baltic Vairus based in Lithuania, and Leader 96 based in Bulgaria. As of June 30, 2021, these companies employed more than 3,000 people and generated revenues in excess of €350 million. Mr. Tirman is charged with leading the operational and financial restructuring of these companies with the aim of increasing operational efficiency, financial performance and transparency, along with the implementation of standardized business practices and transparent corporate governance principles.

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

Nima Montazeri is our Executive Vice President, Chief Operating Officer and Director. Mr. Montazeri has more than 21 years of experience in corporate finance and is experienced in matters related to financing public and private companies. Mr. Montazeri has substantial experience in structuring complex financing instruments and private placements for small and mid-cap public companies, including working with many companies to design and implement operational and management restructuring plans. Mr. Montazeri is also the chief operating officer of Abri Advisors Ltd, in Bermuda, and Abri Advisors (UK) Ltd. Mr. Montazeri has advised numerous small and mid-cap companies on growth strategies with a focus on international business development and expansion. Since May 12, 2022, Mr. Montazeri has served as the Chief Operating Officer and Director of Abri 2. Since March 2017, Mr. Montazeri has been a general partner at Brown Stone Capital, LP., focused on investment management. Previously, from 2008 to 2017, Mr., Montazeri was a Managing Director at Floyd Associates, Inc., leading management and financial consulting efforts and investing across multiple asset classes. Since 2012, Mr. Montazeri has been an active money manager focused on equity, fixed income, real estate, and derivative strategies. Mr. Montazeri has assisted several clean energy and automotive solution companies with their capital development efforts by organizing access to strategic sources of capital, as well as advising on new and expanding markets. Furthermore, he played an instrumental role in raising international capital for a California based concentrated solar power company. In 2003 he led an innovative technology transfer program from NASA’s Jet Propulsion Laboratory which resulted in the development of a novel biological detection instrument. Mr. Montazeri has an extensive network of international investment and finance relationships providing access to a variety of transactions and differentiated investment opportunities, along with a robust capital raising network.

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

Christopher Hardt, our Chief Financial Officer and a director of the Company, has more than 30 years of Big 4 audit, compliance, reporting and international corporate advisory experience. Mr. Hardt recently retired from PwC LLP where he was an audit partner since 2000. Since May 12, 2022, Mr. Hardt has served as the Chief Financial Officer and Director of Abri 2. Mr. Hardt is also the chief financial officer of Abri Advisors Ltd, in Bermuda, and Abri Advisors (UK) Ltd. Mr. Hardt has been based previously in PwC’s offices in London, England, Lausanne, Switzerland and Tokyo, Japan in addition to several offices in the United States. During his tenure at PwC, he was a lead partner on several large multinational audit clients in the Consumer Markets, Technology, Media, Automotive, Banking and Insurance industries and has conducted business in over 40 countries. Mr. Hardt has also served as a leader in PwC’s SEC Services group in the firm’s National Office where he was responsible for oversight of both foreign and domestic registrant client SEC filings including both debt and equity IPOs. In his prior roles at PwC, Mr. Hardt has extensive experience with companies preparing to go public including the financial statement and internal controls requirements of The Sarbanes-Oxley Act, interacting with the SEC and the financial reporting implications of executing growth strategies involving mergers and acquisitions. Mr. Hardt also has many years of experience interacting with public company boards of directors and their audit/finance committees. Mr. Hardt is an investor and adviser to Cavan & Co LLC, an early-stage American made lifestyle apparel brand. Mr. Hardt holds a BA in Business Administration from Furman University and is a CPA licensed in Ohio, Georgia and New Jersey. Mr. Hardt serves on the Board of Prime Living Partners Inc. and recently completed successive terms on both the President’s Advisory Council of Furman University and the Parents Board at The Georgia Institute of Technology.

Peter Bakker is our Vice President of Business Analytics. Mr. Bakker has more than 30 years of experience in high-yield debt finance, portfolio management, secured lending, and SME trade finance. Since May 12, 2022, Mr. Bakker has served as the Vice President of Business Analytics of Abri 2. Mr. Bakker has been a Vice President at Abri Advisors Ltd. since June 2019, focused on corporate evaluation and M&A. From January 2015 to June 2019, Mr. Bakker was the Chief Risk Officer at Channel Capital Advisors, where he oversaw risk management. Mr. Bakker has extensive knowledge of credit analysis and debt service capacity of corporate borrowers; the turnaround/workout/recovery process; financial restructuring; valuation and analysis of highly levered and distressed capital structures; and arranging financing for SME’s. Mr. Bakker’s extensive international experience includes bank lending to finance leveraged buyouts, distressed investing on behalf of institutional clients, advising a leading Canadian hedge fund on its leveraged loan portfolio, and managing risk and workouts for a European FinTech platform providing financing to SME’s. He has also directly led the restructuring of several distressed SME’s, and he has raised significant leveraged acquisition financing and arranged several pre-pack bankruptcies in order to facilitate financial restructuring. Mr. Bakker holds an MBA in Business Administration from the Tuck School of Business at Dartmouth University and an MS in Economics from Erasmus University.

Amy Wall, our Vice President of Operations, has more than 20 years of experience in financial controlling, international operations, and back-office administration. Since May 12, 2022, Mrs. Wall has served as the Vice President of Operations of Abri 2. Mrs. Wall has been VP of Operations for Abri Advisors Ltd. since its founding in 2016, where she manages all corporate organizational matters as well as financial reporting and controlling. From 2013 to 2016, Mrs. Wall was the financial accountant and controller for FCA/SEC regulated Rhodium Capital based in London. From 1998 to 2016, Mrs. Wall served as the financial accountant, controller and back-office operations manager for SEC regulated Talisman Capital. Mrs. Wall and Mr. Tirman have worked together since 1998.

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

Nadine Watt serves as a director on our board. Since May 12, 2022, Ms. Watt has served as a Director of Abri 2. Since December 2019, Ms. Watt has served as CEO of Watt Companies. She oversees the day-to-day activities and strategic planning for all commercial investment activities including acquisitions, development, and asset management for the Watt Companies’ 6 million-square-foot portfolio. Ms. Watt has served on the Board of Directors of Fisker, Inc. since June 2020. Fisker, Inc. is an eco-friendly electric vehicles manufacturer. Ms. Watt served as President of Watt Companies from 2011 to 2019. In 2011, she led a strategic reorganization of the company that moved the firm beyond traditional property management and leasing to a focus on acquisitions and real estate development, as well as joint venture opportunities. Ms. Watt played a key role in launching Watt Companies’ acquisition division — Watt Investment Partners — that now actively invests $60 million in a variety of property types across the Western United States., Ms. Watt is a member of the University of Southern California Board of Governors and the Sol Price School of Public Policy Board of Councilors and serves on the Executive Committee of the Lusk Center for Real Estate as well as the USC Associates Board of Directors. She was the first woman to be named Chair of the Los Angeles Business Council, a position she still holds. She is a Board Member of Visionary Women and the City of Hope Los Angeles Real Estate & Construction Industries Council. Ms. Watt received the Century City Citizen of the Year award in 2017 and the EY Entrepreneur of the Year award in 2018. A graduate of Georgetown University School of Foreign Service, Ms. Watt also holds a Master of Arts degree from the School of Cinematic Arts at the University of Southern California.

Competitive Strengths

We believe that our networks and relationships from sourcing, evaluating, due diligence, and executing transactions and operating businesses will provide us with the ability to completing our business combination. If the transaction with DLQ does not close, we believe that our management team is well positioned to identify and implement attractive business combination opportunities in an efficient manner. Our competitive strengths include the following:

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

Investment Criteria

We focused on the following general criteria for evaluation of potential business combination targets. These criteria are not intended to be exhaustive, and we cannot affirmatively say that DLQ, or any alternative target business meets these criteria:

●	Strong Management Team. We look at businesses that have strong and experienced management teams and complement the expertise of our management team. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

●	Ready to be Public. We tried to identify companies that are public-ready with strong organizational structures, procedures, and processes in place.

●	Opportunities for Bolt-on Acquisitions. We look for businesses that can grow both organically and/or through acquisition.

●	Unique Industry Positioning. We reviewed businesses that have a leading or niche market position and that demonstrate advantages when compared to their competitors, if any, which may help to create barriers to entry against new competition.

●	Diversified Customer and Supplier Base. We review businesses that have a diversified customer base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers and competitors.

●	Can Benefit from Access to Public Capital Markets. We look for a business that can benefit from a public listing and access to new capital to support significant revenue and earnings growth or to facilitate technology development and deployment.

●	Significant Expansion and/or Underexploited Growth Opportunities. We review target companies that have significant and underexploited expansion and deployment opportunities.

●	Unrecognized Value or Misevaluation by the Market. We believe that this business combination target has inherent value that we intend to leverage with our operational experience and disciplined investment approach to identify opportunities and unlock value.

●	Attractive Risk-Adjusted Returns for our Stockholders. We believe this business combination will allow management to evaluate financial returns based on (i) risk-adjusted peak sales potential, (ii) the growth potential of pipeline products and the technology platform, (iii) the ability to accelerate growth via other options, including through the opportunity for bolt-on acquisitions.

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination.

As disclosed in our Current Report on Form 8-K filed with the SEC on September 12, 2022, we signed a Merger Agreement with DLQ, as described more fully in this report. Although our management will assess the risks inherent with this business combination, this assessment may not result in our identifying all risks that this business combination may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We are currently not seeking to raise additional funds through a private offering of debt or equity securities to complete the consummation of our business combination and will effectuate our initial business combination using the amounts held in the trust account. Description and disclosure of the business combination will be more fully described in our filing of a Form S-4 which will include proxy materials and a more detailed description of the terms of the business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise in connection with the business combination.

Sources of Target Businesses

If the transaction with DLQ does not close, our acquisition strategy will be to capitalize on the strengths of our management team to allow us to identify other businesses that have the capacity for cash flow creation, opportunity for operational improvement, robust company fundamentals, and qualified and driven management teams. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45, and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

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

Extension of Time to Complete a Business Combination

The Company initially had 12 months from the closing of the IPO to complete a business combination (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination).

On August 12, 2022, in connection with the first mandatory extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the trust account of ABRI (the “Trust Account”), which holds the net proceeds of the IPO, together with interest earned thereon, less amounts released to pay tax obligations, to extend the time to complete a business combination to November 12, 2022.

On November 1, 2022, in connection with the second mandatory extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the Trust Account to extend the time to complete a business combination to February 12, 2023.

At a special meeting of Abri’s stockholders held on December 9, 2022 (the “Extension Meeting”), Abri’s stockholders approved (i) a proposal to amend Abri’s amended and restated certificate of incorporation, and (ii) a proposal to amend the Management Trust Agreement with the Transfer Agent, to extend the date by which Abri has to consummate a business combination from February 12, 2023 until August 12, 2023, on an as needed, month-to-month basis. In connection with the Extension Meeting, a total of 4,481,548 shares were tendered for redemption and $45,952,279 was withdrawn from Abri’s trust account (the “Trust Account”) to pay for the redemptions.

On February 6, 2023, Abri deposited $87,500 into the Trust Account to extend the time to complete a business combination to March 12, 2023. On March 10, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to April 12, 2023.

Liquidation of Trust Account if No Business Combination

If we do not complete the business combination by April 12, 2023, or up to August 12, 2023 with one-month extensions, as needed, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation, amended on December 9, 2022 (to extend the time to complete a business combination to August 12, 2023), contains certain requirements and restrictions relating to our IPO will apply to us until the consummation of our initial business combination. In connection with the special meeting held on December 9, 2022, a total of 4,481,548 shares of common stock were tendered for redemption. If we hold another stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months of the closing of the IPO, (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account to all of our public holders of shares of common stock. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, must deposit into the trust account $500,000, or up to $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (up to an aggregate of $1,000,000 (or up to $1,150,000 if the underwriters’ over-allotment option is exercised in full), or $0.20 per share, if we extend for the full six months). We will issue a press release announcing the extension at least three days prior to the applicable deadline. In addition, we will issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are obligated to fund the trust account to extend the time for us to complete our initial business combination;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●

Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the timeframes specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Our sponsor, Abri Ventures I, LLC (“Abri Ventures”) is controlled by Jeffrey Tirman, a Swiss citizen, and our chief executive officer. Mr. Tirman will not remain with the Company after the Proposed Business Combination. We therefore do not expect the post-combination company to be considered a “foreign person” under the regulations administered by CFIUS. However, if our initial business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, this could delay us in consummating our business combination. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by April 12, 2023 (unless we extend the time to complete the Business Combination for an additional one-month period up to six times until August 12, 2023), due to the passage of time relating to any governmental review, or because any such review process drags on beyond such timeframe, or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. In such situation, ABRI would (i) cease all operations except for the purpose of winding up and (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding shares of common stock, at a per-share of common stock price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to ABRI (net of taxes payable), divided by the number of then outstanding shares of common stock, which redemption will completely extinguish public stockholders’ rights as holders of shares of common stock (including the right to receive further liquidation distributions, if any), subject to applicable law.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our Abri Common Stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and because our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our Common Stock after December 31, 2022, including redemptions in connection with a business combination, unless an exemption is available. Generally, issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. In addition, the Excise Tax would be payable by us, and not by the redeeming holder, however the mechanics of any required payment of the Excise Tax have not been determined. Further, based on recently issued interim guidance from the Internal Revenue Service and Treasury in Notice 2023-2, subject to certain exceptions, the Excise Tax should not apply in the event of our liquidation.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022.

As described elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting as of December 31, 2022 solely related to the classification of reinvestment of interest earned on marketable securities held in our Trust Account in cash flows from operating activities rather than cash flows from investing activities in the statement of cash flows. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity.

Our Units, Common Stock and Warrants are separately listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. On March 23, 2023, we received a letter (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days prior to the date of the MVLS Notice, our Minimum Value of Listed Securities (“MVLS”) was less than $35.0 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Staff has provided us with 180 calendar days, or until September 19, 2023, to regain compliance with the MVLS Rule. The MVLS Notice has no immediate effect on the listing of our securities on The Nasdaq Capital Market.

If we regain compliance with the MVLS Rule, the Staff will provide written confirmation to us and close the matter. To regain compliance with the MVLS Rule, our MVLS must meet or exceed $35.0 million for a minimum of ten consecutive business days during the 180-day compliance period ending on September 19, 2023. In the event we do not regain compliance with the MVLS Rule prior to the expiration of the compliance period, we will receive written notification that our securities, including the Units, Common Stock and Warrants, are subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel.

We cannot provide any assurance that we will be able to regain compliance with the MVLS Rule. Our failure to meet this, or any other requirement, would result in our securities being delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if its securities are delisted from Nasdaq. In particular:

●	The price of our securities will likely decrease as a result of the loss of market efficiencies associated with Nasdaq;

●	Holders may be unable to sell or purchase our securities when they wish to do so;

●	We may become subject to stockholder litigation;

●	We may lose the interest of institutional investors in its securities;

●	We may lose media and analyst coverage; and

●	We would likely lose any active trading market for our securities, as we may only be traded on one of the over-the-counter markets, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices 9663 Santa Monica Blvd., No. 1091, Beverly Hills, CA 90210. Our executive offices are provided to us by our Sponsor. On August 9, 2021, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Stock Market, or Nasdaq, under the symbol “ASPAU” on August 10, 2021. The shares of common stock and warrants comprising the units began separate trading on Nasdaq on September 3, 2021, under the symbols “ASPA” and “ASPAW”, respectively.

Holders of Record

As of March 30, 2023, there were 1,433,480 of our shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Simultaneously with the consummation of the Initial Public Offering, the Company completed the private sale of 276,250 units (the “Private Units”) to Abri Ventures, the Company’s sponsor (the “Sponsor”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500. The Private Units are identical the Units sold in the IPO. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating additional gross proceeds of $183,480.

A total of $57,339,200 of the net proceeds from the sale of Units in the IPO and the private placement on August 23, 2021 were placed in a trust account in the United States established for the benefit of the Company’s public stockholders, maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account were invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account, the Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity; or (iii) absent a business combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate a business combination), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

In connection with the special stockholder meeting held on December 9, 2022, where the stockholders approved certain proposals giving Abri the right to extend the date by which it has to complete a business combination six (6) times for an additional one (1) month each time, from February 12, 2023 to August 12, 2023, a total of 4,481,548 shares were tendered for redemption. $45,952,279 was withdrawn from Abri’s trust account (the “Trust Account”) to pay for the redemption, leaving $12,841,399 in the Trust Account as of December 31, 2022. On February 6, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to March 12, 2023. On March 10, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to April 12, 2023.

For a description of the use of the proceeds generated in our IPO, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” and elsewhere in this report.

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

As of December 31, 2022, and the date of this filing, the Company had not commenced operations. All activity for the period from March 18, 2021 (inception) through December 31, 2022 related to organizational activities, activities necessary to consummate the initial public offering (“IPO”), and to identify a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Recent Developments

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

The total consideration to be paid at Closing (the “Merger Consideration”) by the Company to DLQ security holders will be an amount equal to $114,000,000. The Merger Consideration will be payable in 11,400,000 shares of common stock, par value $0.0001 per share, of Abri (“Abri Common Stock”).

Trust Account Redemptions

On December 9, 2022, the Company held a special meeting of stockholders at which such stockholders voted to amend the Company’s amended and restated certificate of incorporation and its investment trust agreement, giving the Company the right to extend the date by which the Company must complete its Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,279 out of the Trust Account. On February 6, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to March 12, 2023. On March 10, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to April 12, 2023.

If the Company has not consummated an initial business combination by April 12, 2023, or up to August 12, 2023, and has not amended its second amended and restated certificate of incorporation and its investment trust agreement, the Company will be required to dissolve and liquidate. If the Company anticipates that it may not be able to consummate its initial business combination on or before April 12, 2023, the Company may, but is not obligated to, extend the period of time to consummate an Initial Business Combination, for another five times by an additional one month each time through August 12, 2023.

 Results of Operations

Our only activities from March 18, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to consummate the IPO and identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. The Company generates non-operating income in the form of interest income and gains from the marketable securities held in the Trust Account, and gains or losses from the change in fair value of the warrant liabilities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net loss of $2,500,184, which consisted of operating costs of $3,368,778 mostly from searching a target company for a business combination and income tax expense of $119,000, offset by interest income on marketable securities held in the Trust Account of $834,403 and a change in fair value of the warrant liabilities of $153,191.

For the period from March 18, 2021 (inception) through December 31, 2021, we had a net loss of $1,127,612 which consisted of operating costs of $1,134,803, offset by interest income on marketable securities held in the Trust Account of $1,299 and a change in fair value of the warrant liabilities of $5,892.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash of $381,293 and a working capital deficiency of $1,921,061. As of December 31, 2022, we had marketable securities held in the Trust Account of $12,841,399 consisting of securities held in a money market fund that invests in U.S. governmental securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $400,000 of interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Cash used in operating activities for the year ended December 31, 2022 was $716,962. Our operational liquidity needs were primarily satisfied through $1,250,000 of proceeds from convertible promissory notes from a related party. The Company satisfied liquidity needs arising from redemptions through a $45,952,279 withdrawal from the trust account. During the year ended December 31, 2022, proceeds of $1,146,784 from non-convertible promissory notes were deposited into the Trust Account, in addition to $706,687 of interest income. We expect that we will need additional capital to satisfy our liquidity needs if we do not consummate our Initial Business Combination prior to April 12, 2023. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Accordingly, the accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In connection with our initial business combination, we are obligated to pay our expenses relating thereto, including the deferred underwriting commissions payable to our underwriter in an amount equal to 3.0% of the total gross proceeds raised in the offering, or $1,500,000, upon consummation of our initial business combination.

Upon consummation of our IPO, we sold to our underwriters, for $100, an option to purchase up to a total of 300,000 units (or up to 345,000 if the over-allotment is exercised in full) exercisable, in whole or in part, at $11.50 per unit, commencing on the consummation of our initial business combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the commencement of sales in our IPO. The option and the 300,000 units, as well as the 300,000 shares of common stock, and the warrants to purchase 300,000 shares of common stock that may be issued upon exercise of the option have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of our registration statement, or August 9, 2021.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due  to the material weakness described below.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to a material weakness in our financial close process, specifically the classification of reinvestment of interest earned on marketable securities held in our Trust Account in the statement of cash flows for the year ended December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the rules of the SEC for “emerging growth companies.”

Remediation Plan

To address these this material weakness, management plans to provide processes and controls over the internal communications within the Company and its financial advisors. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the  material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of February 1, 2022.

Name	Age	Title
Jeffrey Tirman	58	Chairman of the Board of Directors and Chief Executive Officer
Nima Montazeri	45	Executive Vice President, Chief Operating Officer and Director
Christopher Hardt	56	Chief Financial Officer
Peter Bakker	68	Vice President of Business Analytics
Amy Wall	47	Vice President
John Wepler	53	Director
Joseph Schottland	51	Director
Nadine Watt	53	Director

Below is a summary of the business experience of each our executive officers and directors:

Jeffrey Tirman is Chairman of our Board of Directors and Chief Executive Officer. Mr. Tirman has over 30 years of international investment and corporate management experience, specializing in discrete corporate transactions, senior corporate strategy development and management, turnarounds, and restructurings (operational and financial). Since beginning his career, Mr. Tirman has executed and structured several complex international corporate transactions both on behalf of independent stockholders and as primary shareholder. Mr. Tirman has also negotiated, executed and participated in numerous types of transactions, including public listings, spin-offs, administration proceedings, organizing and leading creditor committees, corporate rationalizations, acquisitions and divestitures, and balance sheet refinancing, as well as analyzing and executing numerous debt and equity investments and capital structure arbitrage positions. Mr. Tirman founded Abri Advisors Ltd, in Bermuda in 2016 and Abri Advisors (UK) Ltd. in the United Kingdom in 2020 to invest across a variety of asset classes, and to provide corporate advisory services focused on corporate turnarounds and restructuring. Mr. Tirman is also the managing member and a director of Abri Ventures 2, LLC, and chief executive officer of Abri Sponsor Company Ltd, and Abri Advisors, Inc., both private equity holding companies. Since May 12, 2022, Mr. Tirman has served as the chief Executive Officer and Chairman of the Board of Abri SPAC 2, Inc., a special purpose acquisition company (“Abri 2”). Mr. Tirman also serves as the managing member and a director of Abri Ventures, our Sponsor. Since January 2016, Mr. Tirman had been the Chairman and CEO, and still serves as CEO of Elan d.o.o., based in Slovenia, and sits on the boards of several Elan subsidiaries. Since May 2019, Mr. Tirman has been the CEO and Director of Luxembourg-based KJK Sports S.A. and sits on the boards of several holdings thereunder including Tahe Outdoors based in France and Estonia, Baltic Vairus based in Lithuania, and Leader 96 based in Bulgaria. As of June 30, 2021, these companies employed more than 3,000 people and generated revenues in excess of €350 million. Mr. Tirman is charged with leading the operational and financial restructuring of these companies with the aim of increasing operational efficiency, financial performance and transparency, along with the implementation of standardized business practices and transparent corporate governance principles.

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

Nima Montazeri is our Executive Vice President, Chief Operating Officer and Director. Mr. Montazeri has more than 21 years of experience in corporate finance and is experienced in matters related to financing public and private companies. Mr. Montazeri has substantial experience in structuring complex financing instruments and private placements for small and mid-cap public companies, including working with many companies to design and implement operational and management restructuring plans. Mr. Montazeri is also the chief operating officer of Abri Advisors Ltd, in Bermuda, and Abri Advisors (UK) Ltd. Mr. Montazeri has advised numerous small and mid-cap companies on growth strategies with a focus on international business development and expansion. Since May 12, 2022, Mr. Montazeri has served as the Chief Operating Officer and Director of Abri 2. Since March 2017, Mr. Montazeri has been a general partner at Brown Stone Capital, LP., focused on investment management. Previously, from 2008 to 2017, Mr., Montazeri was a Managing Director at Floyd Associates, Inc., leading management and financial consulting efforts and investing across multiple asset classes. Since 2012, Mr. Montazeri has been an active money manager focused on equity, fixed income, real estate, and derivative strategies. Mr. Montazeri has assisted several clean energy and automotive solution companies with their capital development efforts by organizing access to strategic sources of capital, as well as advising on new and expanding markets. Furthermore, he played an instrumental role in raising international capital for a California based concentrated solar power company. In 2003 he led an innovative technology transfer program from NASA’s Jet Propulsion Laboratory which resulted in the development of a novel biological detection instrument. Mr. Montazeri has an extensive network of international investment and finance relationships providing access to a variety of transactions and differentiated investment opportunities, along with a robust capital raising network.

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

Christopher Hardt, our Chief Financial Officer and a director of the Company, has more than 30 years of Big 4 audit, compliance, reporting and international corporate advisory experience. Mr. Hardt recently retired from PwC LLP where he was an audit partner since 2000. Since May 12, 2022, Mr. Hardt has served as the Chief Financial Officer and Director of Abri 2. Mr. Hardt is also the chief financial officer of Abri Advisors Ltd, in Bermuda, and Abri Advisors (UK) Ltd. Mr. Hardt has been based previously in PwC’s offices in London, England, Lausanne, Switzerland and Tokyo, Japan in addition to several offices in the United States. During his tenure at PwC, he was a lead partner on several large multinational audit clients in the Consumer Markets, Technology, Media, Automotive, Banking and Insurance industries and has conducted business in over 40 countries. Mr. Hardt has also served as a leader in PwC’s SEC Services group in the firm’s National Office where he was responsible for oversight of both foreign and domestic registrant client SEC filings including both debt and equity IPOs. In his prior roles at PwC, Mr. Hardt has extensive experience with companies preparing to go public including the financial statement and internal controls requirements of The Sarbanes-Oxley Act, interacting with the SEC and the financial reporting implications of executing growth strategies involving mergers and acquisitions. Mr. Hardt also has many years of experience interacting with public company boards of directors and their audit/finance committees. Mr. Hardt is an investor and adviser to Cavan & Co LLC, an early-stage American made lifestyle apparel brand. Mr. Hardt holds a BA in Business Administration from Furman University and is a CPA licensed in Ohio, Georgia and New Jersey. Mr. Hardt serves on the Board of Prime Living Partners Inc. and recently completed successive terms on both the President’s Advisory Council of Furman University and the Parents Board at The Georgia Institute of Technology.

Peter Bakker is our Vice President of Business Analytics. Mr. Bakker has more than 30 years of experience in high-yield debt finance, portfolio management, secured lending, and SME trade finance. Since May 12, 2022, Mr. Bakker has served as the Vice President of Business Analytics of Abri 2. Mr. Bakker has been a Vice President at Abri Advisors Ltd. since June 2019, focused on corporate evaluation and M&A. From January 2015 to June 2019, Mr. Bakker was the Chief Risk Officer at Channel Capital Advisors, where he oversaw risk management. Mr. Bakker has extensive knowledge of credit analysis and debt service capacity of corporate borrowers; the turnaround/workout/recovery process; financial restructuring; valuation and analysis of highly levered and distressed capital structures; and arranging financing for SME’s. Mr. Bakker’s extensive international experience includes bank lending to finance leveraged buyouts, distressed investing on behalf of institutional clients, advising a leading Canadian hedge fund on its leveraged loan portfolio, and managing risk and workouts for a European FinTech platform providing financing to SME’s. He has also directly led the restructuring of several distressed SME’s, and he has raised significant leveraged acquisition financing and arranged several pre-pack bankruptcies in order to facilitate financial restructuring. Mr. Bakker holds an MBA in Business Administration from the Tuck School of Business at Dartmouth University and an MS in Economics from Erasmus University.

Amy Wall, our Vice President of Operations, has more than 20 years of experience in financial controlling, international operations, and back-office administration. Since May 12, 2022, Mrs. Wall has served as the Vice President of Operations of Abri 2. Mrs. Wall has been VP of Operations for Abri Advisors Ltd. since its founding in 2016, where she manages all corporate organizational matters as well as financial reporting and controlling. From 2013 to 2016, Mrs. Wall was the financial accountant and controller for FCA/SEC regulated Rhodium Capital based in London. From 1998 to 2016, Mrs. Wall served as the financial accountant, controller and back-office operations manager for SEC regulated Talisman Capital. Mrs. Wall and Mr. Tirman have worked together since 1998.

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

Nadine Watt serves as a director on our board. Since May 12, 2022, Ms. Watt has served as a Director of Abri 2. Since December 2019, Ms. Watt has served as CEO of Watt Companies. She oversees the day-to-day activities and strategic planning for all commercial investment activities including acquisitions, development, and asset management for the Watt Companies’ 6 million-square-foot portfolio. Ms. Watt has served on the Board of Directors of Fisker, Inc. since June 2020. Fisker, Inc. is an eco-friendly electric vehicles manufacturer. Ms. Watt served as President of Watt Companies from 2011 to 2019. In 2011, she led a strategic reorganization of the company that moved the firm beyond traditional property management and leasing to a focus on acquisitions and real estate development, as well as joint venture opportunities. Ms. Watt played a key role in launching Watt Companies’ acquisition division — Watt Investment Partners — that now actively invests $60 million in a variety of property types across the Western United States., Ms. Watt is a member of the University of Southern California Board of Governors and the Sol Price School of Public Policy Board of Councilors and serves on the Executive Committee of the Lusk Center for Real Estate as well as the USC Associates Board of Directors. She was the first woman to be named Chair of the Los Angeles Business Council, a position she still holds. She is a Board Member of Visionary Women and the City of Hope Los Angeles Real Estate & Construction Industries Council. Ms. Watt received the Century City Citizen of the Year award in 2017 and the EY Entrepreneur of the Year award in 2018. A graduate of Georgetown University School of Foreign Service, Ms. Watt also holds a Master of Arts degree from the School of Cinematic Arts at the University of Southern California.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

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

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2021 or 2022.

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

Conflicts of Interest

Potential conflicts of interest pertaining to our officers and directors are as follows:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private warrants. Furthermore, Abri Ventures has agreed that the private warrants will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation

Jeffrey Tirman	Abri Advisors Ltd. (Bermuda)	Private Equity	Executive Managing Director
	Abri Ventures I, LLC	Sponsor	Managing Member, Director
	Abri Ventures 2, LLC	Sponsor	Managing Member, Director
	Abri Sponsor Company Ltd.	Private Equity	Chief Executive Officer
	Abri Advisors (UK) Ltd.	Private Equity	Executive Managing Director
	Abri Advisors Inc.	Private Equity	Chief Executive Officer
	KJK Sports, S.A.	Sporting Goods	Chief Executive Officer and Director
	Tahe Outdoors	Sporting Goods	Chairman and Director
	Baltic Varius	Sporting Goods	Chairman and Director
	Leader 96	Sporting Goods	Chairman and Director
	Elan d.o.o.	Sporting Goods	Chief Executive Officer
	Abri SPAC 2, Inc.	Special Purpose Acquisition Company	Chief Executive Officer and Director

Individual	Entity	Entity’s Business	Affiliation

Nima Montazeri	Abri Advisors Ltd. (Bermuda)	Private Equity	Chief Operating Officer
	Abri Advisors Inc.	Private Equity	Chief Operating Officer
	Brown Stone Capital, LP	Investment Management	General Partner
	Abri SPAC 2, Inc.	Special Purpose Acquisition Company	Chief Operating Officer and Director

Christopher Hardt	Abri Advisors Ltd. (Bermuda)	Private Equity	Chief Financial Officer
	Abri Advisors Inc.	Private Equity	Chief Financial Officer
	Abri SPAC 2, Inc.	Special Purpose Acquisition Company	Chief Financial Officer and Director

Peter Bakker	Abri Advisors Inc.	Private Equity	Vice President
	Abri SPAC 2, Inc.	Special Purpose Acquisition Company	Vice President

Amy Wall	Abri Advisors Inc.	Private Equity	Vice President
	Abri SPAC 2, Inc.	Special Purpose Acquisition Company	Vice President

John Wepler	Marsh, Berry & Co., Inc.	Financial Services	Chief Executive Officer and Chairman of the Board
	MarshBerry Capital, Inc.	Broker Dealer	Chief Executive Officer

Nadine Watt	Watt Companies	Real Estate	Chief Executive Officer
	Fisker, Inc.	Electric Car Manufacturer	Director
	Abri SPAC 2, Inc.	Special Purpose Acquisition Company	Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2023, the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 30, 2023, we had 1,728,078 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 30, 2023.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Abri Ventures I, LLC (2)	1,728,078	58%
Jeffrey Tirman (2)(3)	1,728,078	58%
Nima Montazeri(3)	—	—
Christopher Hardt	—	—
Peter Bakker(3)	—	—
John Wepler(3)	—	—
Joseph Schottland(3)	—	—
Nadine Watt (3)	—	—

All directors and executive officers as a group (six individuals)	1,728,078	58%

Holders of 5% of more of our Common Stock

Abri Ventures I LLC (2)	1,728,078	58%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Abri SPAC I, Inc., 9663 Santa Monica Blvd., No. 1091 Beverly Hills, CA 90210.

(2)	Abri Ventures, our sponsor, is the record holder of the shares reported herein. Abri Advisors Limited is the managing member of our sponsor. Jeffrey Tirman, our Chairman and Chief Executive Officer, is the managing member of Abri Advisors Limited, and as such has voting and dispositive power over the shares owned by Abri Ventures. By virtue of this relationship, Mr. Tirman may be deemed to have beneficial ownership of the securities held of record by our sponsor.

(3)	Each of our officers, directors and strategic advisors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2021, Abri Ventures purchased 1,437,500 shares for an aggregate purchase price of $25,000, which we refer to herein as “founder shares” or “insider shares.” Prior to the initial investment in the company of this $25,000, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued (resulting in a purchase price of approximately $0.017). On August 23, 2021, 4,020 founder shares were surrendered and cancelled, resulting in 7,461,998 shares of common stock being outstanding.

Simultaneously with the consummation of the closing of the IPO, the Company completed the private sale of 276,250 units (the “Private Units”) to Abri Ventures, the Company’s sponsor (the “Sponsor”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500. The Private Units are identical the Units sold in the IPO. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating additional gross proceeds of $183,480.

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

Related Party Loans

In order to meet the working capital needs following the consummation of the IPO if the funds not held in the Trust Account are insufficient, the Sponsor, Initial Stockholders, officers, directors and their affiliates may, but are not obligated to, loan Abri funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into Units at a price of $10.00 per Unit. The Units would consist of (i) one shares of Common Stock, which consists of one share of Common Stock and one-quarter of one Warrant, and (ii) one-quarter of one Warrant, where the Common Stock and warrants would be identical to the Common Stock and warrants included in the Private Units. In the event that the initial business combination does not close, Abri may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no other proceeds from the Trust Account would be used for such repayment.

On March 8, 2022, the Company issued the First Working Capital Note to the Sponsor where the Sponsor agreed to loan us an aggregate principal amount of $300,000. On April 4, 2022, the Company issued the Second Working Capital Note to the Sponsor where the Sponsor agreed to loan us an aggregate principal amount of $500,000. On August 26, 2022, the Company issued the Third Working Capital Note to the Sponsor where the Sponsor agreed to loan us an aggregate principal amount of $300,000. On November 22, 2022, the Company issued the Fourth Working Capital Note to the Sponsor where the Sponsor agreed to loan us an aggregate principal amount of $150,000. On January 17, 2023, the Company issued the Fifth Working Capital Note for an aggregate principal amount of $200,000. The Working Capital Notes was issued to fund working capital of the Company. The Working Capital Notes are non-interest bearing and all outstanding amounts under the Working Capital Notes will be due on the date on which we consummate our initial business combination, the Maturity Date. If a business combination is not consummated, and there are insufficient funds to repay the Working Capital Notes, the unpaid amounts would be forgiven. All or a portion of the amounts outstanding under the Working Capital Notes may be converted on the Maturity Date into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to the Company’s outstanding Private Units that were issued to the Sponsor in the Private Placement. The Working Capital Notes contain customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the Sponsor.

On August 5, 2022, the Sponsor deposited $573,392 into the Trust Account to extend the time to complete a Business Combination until November 12, 2022. On November 1, 2022, the Sponsor deposited $573,392 into the Trust Account for the second of two three-month extensions to extend the time to complete a Business Combination until February 12, 2023. On February 6, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to March 12, 2023. On March 10, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to April 12, 2023. The extension payments were made through promissory notes issued to the Sponsor and are non-interest bearing (the “Extension Notes”). All outstanding amounts under the Extension Notes will be due on the date on which we consummate our initial business combination. If a business combination is not consummated, and there are insufficient funds to repay the Extension Notes, the unpaid amounts would be forgiven.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from March 18, 2021 (inception) through December 31, 2022, the firm of BDO USA, LLP (“BDO”), has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to BDO for services rendered:

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from March 18, 2021 (inception) through December 31, 2021 totaled $206,480 and for the year ended December 31, 2022 totaled $291,145. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

We did not pay BDO for consultations concerning financial accounting and reporting standards for the period from March 18, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

Tax Fees

We did not pay BDO for tax planning and tax advice for the period from March 18, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

All Other Fees

We did not pay BDO for other services for the period from March 18, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been pre-approved by the audit committee.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 9, 2021, by and between Registrant and Chardan Capital Markets, LLC, as representative of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13 , 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

4.4	Warrant Agreement, dated August 9, 2021 between Continental Stock Transfer & Trust Company and the Registrant incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

4.5*	Description of Securities

10.1.1	Letter Agreement, dated August 9, 2021, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.1.2	Letter Agreement, dated August 9, 2021, between the Registrant and Abri Ventures I, Inc., (incorporated by reference to Exhibit 10.1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.2	Investment Management Trust Agreement, dated August 9, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021

10.3	Escrow Agreement, dated August 9, 2021 by and among the Registrant, Continental Stock Transfer & Trust Company LLC, as escrow agent, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.4	Registration Rights Agreement, dated August 9, 2021, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.5	A Subscription Agreement, dated August 9, 2021, between the Registrant and Abri Ventures I, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.6	Administrative Services Agreement, dated August 9, 2021, by and between the Registrant and Abri Ventures I, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 13, 2021)

10.7	Indemnity Agreement, dated August 9, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form S-1 filed with the Securities & Exchange Commission on July 15 ,2021)

10.8	Merger Agreement dated as of September 9, 2022, by and among DLQ Inc., Abri SPAC I, Inc. Abri Merger Sub, Inc., (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)

10.9	Parent Support Agreement dated as of September 9, 2022 by and among Abri SPAC I, Inc., DLQ, Inc., Abri Ventures I, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 12, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 15, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abri SPAC I, Inc.

Dated: March 30, 2023	By:	/s/ Jeffrey Tirman
	Name:	Jeffrey Tirman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Tirman	Chairman and Chief Executive Officer	March 30, 2023
(Principal Executive Officer)

/s/ Christopher Hardt	Chief Financial Officer	March 30, 2023
(Principal Accounting and Financial Officer)

/s/ Nima Montazeri
	Chief Operating Officer and Director	March 30, 2023

/s/ Nadine Watt
	Director	March 30, 2023

/s/ John Wepler
	Director	March 30, 2023

/s/ Joseph Schottland
	Director	March 30, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABRI SPAC I, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

ABRI SPAC I, Inc.

Beverly Hills, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ABRI SPAC I, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and redeemable common stock, and cash flows for the year ended December 31, 2022 and for the period from March 18, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its consummation of an initial business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

Potomac, Maryland

March 30, 2023

ABRI SPAC I, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$381,293	$154,942
Prepaid expenses and other current assets	252,463	321,590
Total current assets	633,756	476,532

Marketable securities held in Trust Account	12,841,399	57,340,207
Total assets	$13,475,155	$57,816,739

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$441,739	$163,357
Accrued legal fees	2,113,078	524,174
Total current liabilities	2,554,817	687,531
Promissory notes, related party	1,146,784	-
Convertible promissory notes, related party	1,250,000	-
Warrant liabilities	17,676	170,867
Deferred underwriting commissions	1,500,000	1,500,000
Total liabilities	6,469,277	2,358,398

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized; 1,252,372 and 5,733,920 shares outstanding as of December 31, 2022 and 2021, respectively	12,841,399	52,323,289
Stockholders’ equity:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,728,078 shares issued and outstanding	173	173
Additional paid-in capital	-	4,262,491
Accumulated deficit	(5,835,694)	(1,127,612)
Total stockholders’ equity (deficit)	(5,835,521)	3,135,052
Total liabilities, redeemable common stock and stockholders’ equity (deficit)	$13,475,155	$57,816,739

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period March 18, 2021 (Inception) Through
	December 31, 2022	December 31, 2021

Operating expenses:
Professional fees	$2,407,874	$686,358
Selling, general and administrative	960,904	448,445
Total operating expenses	3,368,778	1,134,803

Loss from operations	(3,368,778)	(1,134,803)

Other income:
Interest income	834,403	1,299
Change in fair value of warrant liabilities	153,191	5,892
	987,594	7,191

Loss before income taxes	(2,381,184)	(1,127,612)
Provision for income taxes	(119,000)	-

Net loss	$(2,500,184)	$(1,127,612)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	5,463,799	2,789,393
Basic and diluted net loss per share, redeemable shares subject to redemption	$(0.06)	$(0.15)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	1,728,078	1,447,964
Basic and diluted net loss per share, non-redeemable shares	$(1.25)	$(0.49)

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE COMMON STOCK

For the year ended December 31, 2022 and for the period March 18, 2021 (Inception) through December 31, 2021

	Common Stock Subject to				Additional		Total Stockholder’s
	Possible Redemption		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2022	5,733,920	$52,323,289	1,728,078	$173	$4,262,491	$(1,127,612)	$3,135,052
Accretion of common stock to redemption value	-	6,470,389	-	-	(4,262,491)	(2,207,898)	(6,470,389)
Net loss	-	-	-	-	-	(2,500,184)	(2,500,184)
Redemption of common stock	(4,481,548)	(45,952,279)	-	-	-	-	-
Balance at December 31, 2022	1,252,372	$12,841,399	1,728,078	$173	$-	$(5,835,694)	$(5,835,521)

	Common Stock Subject to				Additional		Total Stockholder’s
	Possible Redemption		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 18, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to founders for cash	-	-	1,437,500	144	24,856	-	25,000
Sale of 5,733,920 Units, net of underwriting discounts and offering costs	5,733,920	$50,589,849	-				-
Sale of 294,598 Private Units	-	-	294,598	29	2,945,951	-	2,945,980
Private warrant liability	-	-	-	-	(176,759)	-	(176,759)
Public warrant allocation	-	-	-	-	3,201,884	-	3,201,884
Accretion of common stock to redemption value	-	1,733,440	-	-	(1,733,440)	-	(1,733,440)
Forfeiture of founder’s shares	-	-	(4,020)	-	-	-	-
Net loss	-	-		-		(1,127,612)	(1,127,612)
Balance at December 31, 2021	5,733,920	$52,323,289	1,728,078	$173	$4,262,491	$(1,127,612)	$3,135,052

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period March 18, 2021 (Inception) Through
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,500,184)	$(1,127,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(153,191)	(5,892)
Interest earned on marketable securities held in Trust Account	-	(1,299)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	69,127	(321,590)
Accounts payable and accrued expenses	1,867,286	687,531
Net cash used in operating activities	(716,962)	(768,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawn from Trust Account for payment to redeeming stockholders	45,952,279	-
Investments in marketable securities held in Trust Account	(1,853,471)	(57,338,908)
Withdrawal from Trust Account to pay taxes	400,000	-
Net cash provided by (used in) investing activities	44,498,808	(57,338,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to redeeming stockholders	(45,952,279)	-
Proceeds from convertible promissory notes, related party	1,250,000	-
Proceeds of notes payable - related party	1,146,784	300,000
Repayments of notes payable - related party	-	(300,000)
Issuance of common stock to founders for cash	-	25,000
Cash proceeds from sale of Units, net of underwriting discounts paid	-	55,905,720
Cash proceeds from sale of Private Units	-	2,945,980
Cash proceeds from issuance of underwriter’s unit purchase option	-	100
Payment of offering costs	-	(614,088)
Net cash (used in) provided by financing activities	(43,555,495)	58,262,712

NET CHANGE IN CASH	226,351	154,942
Cash - Beginning of period	154,942	-
Cash - End of period	$381,293	$154,942
	-	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of founder shares for related party payables	$-	$25,000
Accretion of common stock to redemption value	$6,470,389	$1,733,440

The accompanying notes are an integral part of these financial statements.

ABRI SPAC I, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD MARCH 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

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

As of December 31, 2022, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through December 31, 2022 related to organizational activities, those necessary to consummate the initial public offering (“IPO”) and identify a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and gains from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities.

The registration statement pursuant to which the Company registered its securities offered in the IPO was declared effective on August 9, 2021. On August 12, 2021, the Company consummated its IPO of 5,000,000 units (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, generating gross proceeds of $50,000,000 and incurring offering costs of $973,988. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company completed the private sale of 276,250 units (the “Private Units”) to Abri Ventures I, LLC (“Abri Ventures”), the Company’s sponsor (the “Sponsor”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500.

Following the closing of the IPO on August 12, 2021, an amount of $50,000,000 net proceeds from the IPO and sale of the Private Units was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account were invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account, the Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

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

We will likely use substantially all of the net proceeds of this offering, including the funds held in the Trust Account, in connection with our Initial Business Combination and to pay our expenses relating thereto, including the deferred underwriting commissions payable to the underwriter in an amount equal to 3.0% of the total gross proceeds raised in the offering upon consummation of our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our Initial Business Combination, the proceeds held in the Trust Account which are not used to consummate an Initial Business Combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways, including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products.

To the extent we are unable to consummate an Initial Business Combination, we will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation and have agreed not to seek repayment of such expenses.

We believe that we will not have sufficient available funds to operate for up to the next 12 months, assuming that our Initial Business Combination is not consummated during that time. However, if necessary, in order to meet our working capital needs following the consummation of this offering, our insiders may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our Initial Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of the notes may be converted upon consummation of our Initial Business Combination into additional Private Warrants at a price of $1.00 per warrant. Notwithstanding, there is no guarantee that the Company will receive such funds. Our stockholders have approved the issuance of the Private Warrants upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our Initial Business Combination. If we do not complete an Initial Business Combination, any loans and advances from our insiders or their affiliates, will be repaid only from amounts remaining outside our Trust Account, if any.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. As of December 31, 2022, the amount in the Trust Account is approximately $10.25 per public share.

The shares of common stock subject to redemption was classified as temporary equity upon the completion of the IPO and will subsequently be accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”, (“ASC 480”). In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Initial Business Combination.

The Company had 12 months from the closing of the IPO (the “Combination Period”) on August 9, 2021 to complete the Initial Business Combination. On August 5, 2022, pursuant to the Company’s certificate of incorporation and investment trust agreement, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022. On November 1, 2022, in connection with a second extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the Trust Account to extend the time to complete a business combination to February 12, 2023. If the Company is unable to complete its Initial Business Combination within such 18-month period from the closing of the IPO or during any mandatory extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its Initial Business Combination prior to February 12, 2023, unless the Company extends the time to complete its Initial Business Combination. On February 6, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to March 12, 2023. On March 10, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to April  12, 2023.

Trust Account Redemptions

On December 9, 2022, the Company held a special meeting of stockholders at which such stockholders voted to amend the Company’s amended and restated certificate of incorporation and its investment trust agreement, giving the Company the right to extend the date by which the Company must complete its Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,278 out of the Trust Account. On February 6, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to March 12, 2023. On March 10, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to April 12, 2023.

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

Going Concern and Management Liquidity Plans

As of December 31, 2022, the Company had cash of $381,293 and working capital deficiency of $1,921,061. Our liquidity needs through the date of this filing had been satisfied through proceeds from notes payable and advances from a related party and from the issuance of common stock. Our liquidity needs consist of paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with U.S. GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 or 2021.

Marketable Securities Held in Trust Account

The Company has marketable securities held in the Trust Account consisting of securities held in a money market fund that invests in U. S. governmental securities with a maturity of 180 days or less which meet certain conditions under Rule 2a-7 under the Investment Company Act. Marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the consolidated statements of operations. The estimated fair values of the investments held in the Trust Account are determined using available market information. During the year ended December 31, 2022, the Company withdrew $400,000 of interest income from the Trust Account to pay its tax obligations. There was no withdrawal from the Trust Account during the period from March 18, 2021 (inception) to December 31, 2021.

Offering Costs

Offering costs consist of professional fees, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the IPO. Offering costs are charged against the carrying value of the ordinary shares or the statements of operations based on the relative value of the common shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on August 12, 2021, offering costs in the aggregate of $973,988 were recognized (including $359,900 for the fair value of the Representative’s unit purchase option), all of which was allocated to the common shares, reducing the carrying amount of such shares as of such date.

Warrant Liabilities

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 480, under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, upon issuance, the Company will classify the Private Warrants as liabilities at their fair value and will adjust the Private Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Warrants will be initially and subsequently measured at the end of each reporting period using a Black-Scholes option pricing model.

The Company’s Public Warrants were accounted for and are presented as equity and measured using a Monte Carlo simulation model.

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

The Company has made a policy election in accordance with ASC 480 and will accrete changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) through the time period to complete the Initial Business Combination. In connection with a redemption of shares, any unrecognized accretion will be fully recognized for shares that are redeemed. As of December 31, 2022, the Company had recorded accretion of $8,203,829, with no unrecognized accretion . As of December 31, 2021, the Company had recorded accretion of $1,733,440 with unrecognized accretion of $5,015,911.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. As of December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the year ended December 31, 2022.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position, even though the exercise price could be less than the most recent fair value of the common shares:

As of December 31, 2022

Potential shares from convertible debt	125,000
Total	125,000

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to holders of redeemable common stock. For the year ended December 31, 2022, this had an antidilutive effect on earnings per share for the non-redeemable shares. Therefore, the Company did not allocate any portion of the loss to the redeemable shares subject to redemption.

For the year ended December 31, 2022, the net loss per share included within the statements of operations is based on the following:

Net loss	$(2,500,184)
Less: Accretion of temporary equity to redemption value	(6,470,389)
Net loss including accretion of temporary equity to redemption value	$(8,970,573)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(6,815,107)	$(2,155,466)
Accretion of temporary equity to redemption value	6,470,389	-
Allocation of net loss	$(344,718)	(2,155,466)

Denominator:
Weighted-average shares outstanding	5,463,799	1,728,078
Basic and diluted net loss per share	$(0.06)	$(1.25)

For the period from March 18, 2021 (inception) to December 31, 2021, the net loss per share included within the statements of operations is based on the following:

For the period from March 18, 2021 (inception) through December 31, 2021

Net loss	$(1,127,612)
Accretion of temporary equity to redemption value	(1,733,440)
Net loss including accretion of temporary equity to redemption value	$(2,861,052)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(2,157,043)	$(704,009)
Accretion of temporary equity to redemption value	1,733,440	—
Allocation of net loss	$(423,603)	$(704,009)

Denominator:
Weighted-average shares outstanding	2,789,393	1,447,964
Basic and diluted net loss per share	$(0.15)	$(0.49)

In connection with the underwriters’ exercise of the over-allotment option on August 19, 2021, a total of 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

At December 31, 2022 and 2021, any securities and other contracts that could, potentially, be exercised or converted into ordinary shares would be antidilutive due to the Company’s loss position. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

On August 12, 2021, the Company consummated its IPO of 5,000,000 Units at $10.00 per Unit, generating gross proceeds of $50,000,000 and incurred offering costs of $2,223,988, consisting of $1,250,000 of underwriting fees and expenses and $973,988 of costs related to the IPO. Additionally, the Company recorded deferred underwriting commissions of $1,500,000 (increasing up to $1,725,000 if the underwriter’s over-allotment option is exercised in full) payable only upon completion of our Initial Business Combination.

Simultaneously with the consummation of the closing of the IPO, the Company completed the private sale of 276,250 Private Units to its Sponsor at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Sponsor Shares

On April 12, 2021, the Company’s sponsor, Abri Ventures purchased 1,437,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000.

Private Units

On August 12, 2021, our Sponsor purchased an aggregate of 276,250 Private Units in a private placement that closed simultaneously with the closing of IPO. The Private Units are comprised of one share of common stock and one redeemable warrant, each exercisable to purchase one share of common stock at $11.50 per share and are otherwise identical to the public warrants in the IPO.

On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Additional Private Units, generating additional gross proceeds of $183,480.

All of the proceeds we received from this private placement of units were added to the proceeds from the IPO to pay for the expenses of the IPO and to be held in the Trust Account. If we do not complete our Initial Business Combination within 12 months from the closing of this IPO (or up to 18 months), the proceeds of the sale of the Private Units will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the Private Units and underlying warrants will be worthless.

Promissory Note — Related Party

On April 20, 2021, the Company entered a promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the IPO. The note was non-interest bearing, unsecured and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummated the IPO. As of December 31, 2022, there was a zero balance outstanding under the note.

On August 5, 2022, the Company entered a promissory note with its Sponsor of principal amount received of $573,392 to extend the time available for the company to consummate its initial business combination. The note was non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination.

On November 1, 2022, the Company entered a promissory note with its Sponsor of principal amount received of $573,392 to extend the time available for the company to consummate its initial business combination. The note was non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination.

In the event that an Initial Business Combination does not close prior to April 12, 2023 (or later if the period of time to consummate an Initial Business Combination is extended), both notes shall be deemed terminated and no amounts will be owed. As of December 31, 2022, there was $1,146,784 outstanding in the aggregate under both notes.

Convertible Promissory Notes — Related Party

On March 8, 2022, the Company entered a convertible promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the IPO. The note was non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination did not close prior to April 12, 2023 (or up to later if the period of time to consummate an Initial Business Combination is extended), the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of December 31, 2022, there was $300,000 outstanding under the note.

On April 4, 2022, the Company entered a convertible promissory note with its Sponsor of principal amount received of $500,000 to be used for operating expenses. The note was non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination did not close prior to August 12, 2022 (or up to February 12, 2023, if the period of time to consummate an Initial Business Combination is extended), the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of December 31, 2022, there was $500,000 outstanding under the note.

On August 26, 2022, the Company entered a convertible promissory note with its Sponsor of principal amount received of $300,000 to be used for operating expenses. The note was non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination. In the event that an Initial Business Combination does not close prior to February 12, 2023 (or up to August 12, 2023, if the period of time to consummate an Initial Business Combination is extended), the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of December 31, 2022, there was $300,000 outstanding under the note.

On November 22, 2022, the Company entered a convertible promissory note with its Sponsor of principal amount received of $150,000 to be used for operating expenses. The note was non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination. In the event that an Initial Business Combination does not close prior to February 12, 2023 (or up to August 12, 2023, if the period of time to consummate an Initial Business Combination is extended), the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of December 31, 2022, there was $150,000 outstanding under the note.

Administrative and Support Services

The Company entered into an administrative services agreement pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services, which the Company records as operating expense on its statements of operations. Upon the completion of the Initial Business Combination or our liquidation, the Company will cease paying these monthly fees. The Company recorded $120,000 and $90,000 related to these fees during the year ended December 31, 2022 and the period from March 18, 2021 (inception) to December 31, 2021, respectively. As of December 31, 2022 and 2021, the Company owed the Sponsor $10,000 and zero, respectively, under this agreement.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

On July 22, 2022, the Parties entered into a termination of merger letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Parties agreed to mutually terminate the Merger Agreement, subject to the representations, warranties, conditions and covenants set forth in the Termination Agreement. In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Parent and Company Stockholder Support Agreements) have also been terminated in accordance with their respective terms as of July 22, 2022.

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

The total consideration to be paid at Closing (the “Merger Consideration”) by the Company to DLQ security holders will be an amount equal to $114,000,000. The Merger Consideration will be payable in shares of common stock, par value $0.0001 per share, of the Company (“Abri Common Stock”).

DLQ Management Earnout Agreement

In connection with the execution of the Merger Agreement, Abri and the Sponsor will enter into a management earnout agreement (the “Management Earnout Agreement”), pursuant to which certain members of the management team of DLQ  (the “Management”) will have the contingent right to earn the Management Earnout Shares (as defined in the Management Earnout Agreement). The Management Earnout Shares consist of 2,000,000 shares of Abri Common Stock (the “Management Earnout Shares”). The release of the Management Earnout Shares shall occur as follows:

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

If the Company has not consummated an initial business combination by April 12, 2023 (or up to August 12, 2023 if the time period to consummate the Initial Business Combination is extended), the Company will be required to dissolve and liquidate. If the Company anticipates that it may not be able to consummate its initial business combination on or before April 12, 2023, the Company may, but is not obligated to, extend the period of time to consummate an Initial Business Combination, for another four times by an additional one month each time through August 12, 2023.

Registration Rights

The holders of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement that was signed as of the effective date of the IPO. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our Initial Business Combination. The holders of the Founder Shares have agreed not to transfer, assign or sell any of the such shares (except to certain permitted transferees) until, with respect to 50% of such shares, the earlier of six months after the date of the consummation of our Initial Business Combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of our Initial Business Combination and, with respect to the remaining 50% of such shares, six months after the date of the consummation of our Initial Business Combination, or earlier in each case if, subsequent to our Initial Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Founder Shares will be held in escrow with Continental Stock Transfer & Trust Company during the period in which they are subject to the transfer restrictions described above.

Unit Purchase Option

We sold to the underwriters, for $100, an option to purchase up to a total of 300,000 units (increased to 344,035 units after the over-allotment was exercised in part) exercisable, in whole or in part, at $11.50 per unit, commencing on the consummation of our Initial Business Combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the commencement of sales in this offering. The option and the 300,000 units, as well as the 300,000 shares of common stock, and the warrants to purchase 300,000 shares of common stock that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement or the commencement of sales in the IPO pursuant to Rule 5110(e)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Company’s initial prospectus except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights of the securities directly and indirectly issuable upon exercise of the option. Notwithstanding the foregoing, the underwriters and their related persons may not (i) have more than one demand registration right at our expense, (ii) exercise their demand registration rights more than five (5) years from the effective date of the registration statement, and (iii) exercise their “piggy-back” registration rights more than seven (7) years from the effective date of the registration statement. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of common stock at a price below its exercise price. We will have no obligation to net cash settle the exercise of the purchase option or the warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying warrants, the purchase option or warrants, as applicable, will expire worthless.

On August 12, 2021, the Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue an aggregate of 5,000,000 shares of common stock having a par value of $0.0001 per share. On April 12, 2021, the Company issued 1,437,500 founder shares of common stock at a price of $0.0001 per share for total receivable of $25,000. These Founder Shares held by our Sponsor included up to 187,500 shares which were subject to forfeiture by the stockholder if the underwriters of the Company’s IPO did not fully or in part exercise their over-allotment option. On August 19, 2021, the underwriters notified the Company of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 Additional Units at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,339,200. On August 23, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 18,348 Additional Private Units, generating additional gross proceeds of $183,480. The balance of the Additional Private Units, or 402 Private Units, including 4,020 Founder Shares, were forfeited by the Sponsor.

Authorized Stock

Upon the effectiveness of the Company’s registration statement on August 9, 2021, the Company amended and restated its certificate of incorporation to authorize the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

Public and Private Warrants

Each whole warrant entitles the registered holder to purchase one common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the completion of an Initial Business Combination and one year from the consummation of the Company’s IPO. The warrants will expire five years after the completion of our Initial Business Combination, or earlier upon redemption.

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

Common Stock Subject to Redemption

The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 1,252,372 and 5,733,920 shares of common stock outstanding, respectively, subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The balances of common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$57,339,200
Less:
Fair value of public warrants at issuance	(3,201,883)
Offering Costs allocated to common stock subject to possible redemption	(3,547,468)
Plus:
Accretion of common stock subject to possible redemption	1,733,440
Common stock subject to possible redemption as of December 31, 2021	52,323,289
Plus:
Accretion of common stock subject to possible redemption	6,332,332
Less:
Common stock redeemed on December 19, 2022	(45,952,279)
Common stock subject to possible redemption as of December 31, 2022	$12,703,342

During the year ended December 31, 2022 and the period from March 18, 2021 (inception) to December 31, 2021, there was accretion cost recorded in the statements of stockholders’ equity (deficit  ) and redeemable common stock of $6,332,332 and $1,733,440, respectively.

NOTE 7 – WARRANTS

On August 12, 2021, the Company consummated its IPO of 5,000,000 Units at $10.00 per Unit, generating gross proceeds of $50,000,000, with each Unit consisting of one share of common stock, $0.0001 par value, and one redeemable warrant. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments.

Simultaneously with the consummation of the closing of the IPO, the Company completed the private sale of 276,250 Private Units to its Sponsor at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500, with each Private Unit consisting of one share of common stock, $0.0001 par value, and one redeemable warrant.

Upon consummation of our IPO, we sold to the underwriters, for $100, an option to purchase up to a total of 300,000 units (increased to 344,035 units after the over-allotment was exercised in part) exercisable, in whole or in part, at $11.50 per unit, commencing on the consummation of our Initial Business Combination. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the commencement of sales in this offering. The option and the 300,000 units, as well as the 300,000 shares of common stock, and the warrants to purchase 300,000 shares of common stock that may be issued upon exercise of the option have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of our registration statement, or August 9, 2021. As of August 12, 2021, the Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity.

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

On April 13, 2022, the Company and Continental Stock Transfer & Trust Company (the “Warrant Agent”), entered into a supplement (the “Supplement to Warrant Agreement”) to the Warrant Agreement, dated as of August 9, 2021 by and between the Company and the Warrant Agent in connection with the Company’s IPO (see Note 3). The Supplement to Warrant Agreement clarifies that the lock-up period for the Private Warrants extends to 30 days after the completion of the Company’s Initial Business Combination.

Each Private Unit, Additional Unit and Additional Private Unit are identical to the Unit from our IPO except as described below.

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

Certain adjustments to the settlement amount of the Private warrants are based on a variable that is not an input to the fair value of an option as defined under ASC 815 — 40, and thus the warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company classified each Private Warrant as a liability at its fair value, with subsequent changes in their respective fair values recognized in the statements of operations and comprehensive income (loss) at each reporting date.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The Company carries marketable investments, Private Warrants, at fair value. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

The Company determined the fair value of its Level 1 financial instruments, which are traded in active markets, using quoted market prices for identical instruments. The Company’s marketable securities held in Trust Account is classified within Level 1 of the fair value hierarchy.

The Company’s Private Warrants are valued as Level 2 instruments.

The estimated fair value of the Private Warrants is determined using Level 2 inputs for the year ended December 31, 2022. The estimated fair value of the Private Warrants was transferred from Level 3 to Level 2 during the year ended December 31, 2022. Inherent in a Black-Scholes pricing model are assumptions related to dividend yield, term, volatility and risk-free rate. The Company estimates the volatility of its common shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing our Initial Business Combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The fair value of the Private Warrants from the private placement that closed simultaneously with the closing of the IPO was $176,759, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5 years, volatility of 13.5%, exercise price of $11.50 and risk-free rate of 0.81%. The fair value was $170,867 as of December 31, 2021, using the following assumptions: dividend yield of 0%, term of 4.5 years, volatility of 11.8%, exercise price of $11.50 and risk-free rate of 1.19%. The fair value was $17,676 as of December 31, 2022, using the following assumptions: dividend yield of 0%, term of 2.75 years, volatility of 0.7%%, exercise price of $11.50 and risk-free rate of 4.27%, resulting in a gain on change in fair value of warrant liabilities of $153,191 for the year ended December 31, 2022.

The following table presents information about the transfer from Level 3 to Level 2 within the fair value hierarchy during the year ended December 31, 2022:

	Warrant liabilities	Total Level 3 Financial Instruments
Level 3 financial instruments as of December 31, 2021	$170,867	$170,867
Change in fair value	(153,191)	(153,191)
Transfer to Level 2	(17,676)	(17,676)
Level 3 financial instruments as of December 31, 2022	$-	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$12,841,399	$12,841,399	$-	$-

Liabilities:
Warrant liabilities	$17,676	$-	$17,676	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$57,340,207	$57,340,207	$-	$-

Liabilities:
Warrant liabilities	$170,867	$-	$-	$170,867

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

In order to calculate the fair value of the Public Warrants at the IPO date for purposes of establishing the initial allocation of costs, the Company utilized the following inputs to the Monte Carlo simulation model for the initial measurement:

Underlying common stock price	$9.48
Risk free rate	0.82%
Unit purchase price	$10.00
Estimated term	5 Years
Volatility	13.5%

The Company is not required to re-measure the fair value of the Public Warrants since they are an equity-classified instrument.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes under ASC 740, which provides for an asset and liability approach of accounting for income taxes.

The income tax provision for the year ended December 31, 2022 and for the period from March 18, 2021 (inception) to December 31, 2021 was as follows:

	December 31,
	2022	2021
Current:
U.S. federal	$119,000	$-
State and local	-	-
	119,000	-
Deferred:
U.S. federal	(648,000)	238,000
State and local	78,000	78,000
	(570,000)	316,000)
Change in valuation allowance	570,000	(316,000)
Provision for income taxes	$119,000	$-

A reconciliation of the federal income tax rates to the Company’s effective tax rates for the year ended December 31, 2022 and for the period from March 18, 2021 (inception) to December 31, 2021 consist of the following:

	2022	2021
U.S. federal statutory rate	21.0%	21.0%
Effects of:
State taxes, net of federal benefit	-%	-%
Change in warrant liabilities	1.4%	-%
Tax return to provision adjustment	(3.6)%	-%
Change in valuation allowance	(23.8)%	(21.0)%
Effective rate	(5.0)%	-%

Significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are summarized below.

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operation loss carryforwards	$-	$21,000
Startup costs	886,000	295,000
Total deferred tax asset	886,000	316,000
Valuation allowance	(886,000)	(316,000)
	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required the Company has no history of generating taxable income. Therefore, a valuation allowance of $886,000 and $316,000 was recorded as of December 31, 2022 and 2021 respectively.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards available to offset future taxable income in the amounts of $0 and $76,000, respectively, with no state net operating loss carryforwards available to offset future taxable income as of December 31, 2022 and 2021. The federal net operating loss carryforwards generated do not expire.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

NOTE 10 – SUBSEQUENT EVENTS

Nasdaq Deficiency Notice

On March 23, 2023, the Company received a letter (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for the last 30 consecutive business days prior to the date of the MVLS Notice, the Minimum Value of Listed Securities (“MVLS”) was less than $35.0 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Staff has provided the Company with 180 calendar days, or until September 19, 2023, to regain compliance with the MVLS Rule. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market.

If the Company regains compliance with the MVLS Rule, the Staff will provide written confirmation to it and close the matter. To regain compliance with the MVLS Rule, the Company’s MVLS must meet or exceed $35.0 million for a minimum of ten consecutive business days during the 180-day compliance period ending on September 19, 2023. In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities, including the Units, Common Stock and Warrants, are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel.

Convertible Promissory Note with Sponsor

On January 17, 2023, the Company entered a convertible promissory note with its Sponsor and received $200,000 of proceeds to be used for operating expenses. The note was non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination. In the event that an Initial Business Combination does not close prior to April 12, 2023 (or up to August 12, 2023, if the period of time to consummate an Initial Business Combination is extended), the note shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amount into private units of the Company at a conversion price of $10.00 per unit. As of the date that the financial statements were issued, there was $200,000 outstanding under the note.

On February 6, 2023, Abri received proceeds of $87,500 upon entering into a non-convertible promissory note with a related party. Abri deposited all proceeds into the Trust Account to extend the time to complete a business combination to March 12, 2023. On March 10, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to April 12, 2023.