Form 10-Q
period 2023-03-31
Abri SPAC I, Inc.
filed 2023-05-15
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, 2,980,450 shares of common stock, $0.0001 par value, were issued and outstanding.

ABRI SPAC I, INC.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		1

ITEM 1.	Unaudited Financial Statements	1

	Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2023 (Unaudited) and for the Three Months Ended March 31, 2022 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) and Redeemable Common Stock for the Three Months Ended March 31, 2023 (Unaudited) and for the Three Months Ended March 31, 2022 (Unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023 (Unaudited) and for the Three Months Ended March 31, 2022 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

ITEM 1.	Legal Proceedings	28

ITEM 1A.	Risk Factors	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Mine Safety Disclosures	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	29

SIGNATURES		30

i

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

ABRI SPAC I, INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$279,317	$381,293
Prepaid expenses and other current assets	178,419	252,463
Total current assets	457,736	633,756

Marketable securities held in Trust Account	13,233,912	12,841,399
Total assets	$13,691,648	$13,475,155

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$336,908	$441,739
Accrued legal fees	2,369,248	2,113,078
Total current liabilities	2,706,156	2,554,817
Promissory notes, related party	1,321,784	1,146,784
Convertible promissory notes, related party	1,600,000	1,250,000
Warrant liabilities	26,514	17,676
Deferred underwriting commissions	1,500,000	1,500,000
Total liabilities	7,154,454	6,469,277

Commitments and Contingencies (Note 4)

Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized; 1,252,372 shares outstanding	13,148,995	12,841,399
Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,728,078 shares issued and outstanding	173	173
Additional paid-in capital	-	-
Accumulated deficit	(6,611,974)	(5,835,694)
Total stockholders’ deficit	(6,611,801)	(5,835,521)
Total liabilities, redeemable common stock and stockholders’ deficit	$13,691,648	$13,475,155

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating expenses:
Professional fees	$420,133	$1,092,462
Selling, general and administrative	157,723	303,247
Total operating expenses	577,856	1,395,709
Loss from operations	(577,856)	(1,395,709)
Other income:
Interest income	142,010	5,344
Change in fair value of warrant liabilities	(8,838)	67,758

Loss before income taxes	(444,684)	(1,322,607)
Provision for income taxes	(24,000)	-
Net loss	$(468,684)	$(1,322,607)
Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,252,372	5,733,920
Basic and diluted net loss per share, redeemable shares subject to redemption	$(0.01)	$(0.13)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	1,728,078	1,728,078
Basic and diluted net loss per share, non-redeemable shares	$(0.26)	$(0.32)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND REDEEMABLE COMMON STOCK

(Unaudited)

	Common Stock Subject to				Additional		Total Stockholder’s
	Possible Redemption		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2023	1,252,372	$12,841,399	1,728,078	$173	$-	$(5,835,694)	$(5,835,521)
Accretion of common stock to redemption value	-	307,596	-	-	-	(307,596)	(307,596)
Net loss	-	-	-	-	-	(468,684)	(468,684)
Balance at March 31, 2023	1,252,372	$13,148,995	1,728,078	$173	$-	$(6,611,974)	$(6,611,801)

	Common Stock Subject to				Additional		Total Stockholder’s
	Possible Redemption		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	5,733,920	$52,323,289	1,728,078	$173	$4,262,491	$(1,127,612)	$3,135,052
Accretion of common stock to redemption value	-	1,099,501	-	-	(1,094,157)	(5,344)	(1,099,501)
Net loss	-	-	-	-	-	(1,322,607)	(1,322,607)
Balance March 31, 2022	5,733,920	$53,422,790	1,728,078	$173	$3,168,334	$(2,455,563)	$712,944

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(468,684)	$(1,322,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	8,838	(67,758)
Interest earned on marketable securities held in Trust Account	-	(5,344)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	74,044	6,415
Accounts payable and accrued expenses	151,339	939,354
Net cash used in operating activities	$(234,463)	$(449,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in marketable securities held in Trust Account	(392,513)	-
Net cash used in investing activities	$(392,513)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, related party	350,000	-
Proceeds from notes payable - related party	175,000	300,000
Net cash provided by financing activities	$525,000	$300,000

NET CHANGE IN CASH	(101,976)	(149,940)
Cash - Beginning of period	381,293	154,942
Cash - End of period	$279,317	$5,002

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock to redemption value	$307,596	$1,099,501

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

As of March 31, 2023, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through March 31, 2023 related to organizational activities, those necessary to consummate the initial public offering (“IPO”) and identify a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and gains from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. As of March 31, 2023, the amount in the Trust Account is approximately $10.57 per public share.

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

The Company had 12 months from the closing of the IPO (the “Combination Period”) on August 9, 2021 to complete the Initial Business Combination. On August 5, 2022, pursuant to the Company’s certificate of incorporation and investment trust agreement, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022. On November 1, 2022, in connection with a second extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the Trust Account to extend the time to complete a business combination to February 12, 2023. If the Company is unable to complete its Initial Business Combination within such 18-month period from the closing of the IPO or during any mandatory extension period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its Initial Business Combination prior to February 12, 2023, unless the Company extends the time to complete its Initial Business Combination. On February 6, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to March 12, 2023. On March 10, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to April  12, 2023. On April 11, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to May 12, 2023. On May 12, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to June 12, 2023.

Trust Account Redemptions

On December 9, 2022, the Company held a special meeting of stockholders at which such stockholders voted to amend the Company’s amended and restated certificate of incorporation and its investment trust agreement, giving the Company the right to extend the date by which the Company must complete its Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,278 out of the Trust Account. On February 6, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to March 12, 2023. On March 10, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to April 12, 2023. On April 11, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to May 12, 2023. On May 12, 2023, Abri deposited an additional $87,500 into the Trust Account to extend the time to complete a business combination to June 12, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the Russia-Ukraine war on the economy and the capital markets and has concluded that, while it is reasonably possible that such events could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Going Concern and Management Liquidity Plans

As of March 31, 2023, the Company had cash of $279,317 and working capital deficiency of $2,248,420. Our liquidity needs through the date of this filing had been satisfied through proceeds from notes payable and advances from a related party and from the issuance of common stock. Our liquidity needs consist of paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors raise substantial doubt about our ability to continue as a going concern.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations for the three months ended March 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022.

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

The Company has made a policy election in accordance with ASC 480 and will accrete changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) through the time period to complete the Initial Business Combination. In connection with a redemption of shares, any unrecognized accretion will be fully recognized for shares that are redeemed. As of March 31, 2023, the Company had recorded accretion of $307,596, with unrecognized accretion of $84,916 remaining.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. As of March 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the three months ended March 31, 2023.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position, even though the exercise price could be less than the most recent fair value of the common shares:

As of March 31, 2023
Potential shares from convertible debt	160,000
Total	160,000

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to holders of redeemable common stock. For the three months ended March 31, 2023, this had an antidilutive effect on earnings per share for the non-redeemable shares. Therefore, the Company did not allocate any portion of the loss to the redeemable shares subject to redemption.

For the three months ended March 31, 2023, the net loss per share included within the statements of operations is based on the following:

For the Three Months Ended March 31, 2023

Net loss	$(468,684)
Accretion of temporary equity to redemption value	(307,596)
Net loss including accretion of temporary equity to redemption value	$(776,280)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(326,189)	$(450,091)
Accretion of temporary equity to redemption value	307,596	—
Allocation of net loss	$(18,593)	$(450,091)

Denominator:
Weighted-average shares outstanding	1,252,372	1,728,078
Basic and diluted net loss per share	$(0.01)	$(0.26)

For the Three Months Ended March 31, 2022

Net loss	$(1,322,607)
Accretion of temporary equity to redemption value	(1,099,501)
Net loss including accretion of temporary equity to redemption value	$(2,422,108)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,861,187)	$(560,921)
Accretion of temporary equity to redemption value	1,099,501	—
Allocation of net loss	$(761,686)	$(560,921)

Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.13)	$(0.32)

As of March 31, 2023 and 2022, any securities and other contracts that could, potentially, be exercised or converted into ordinary shares would be antidilutive due to the Company’s loss position. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Promissory Notes — Related Party

On April 20, 2021, the Company entered a promissory note with its Sponsor for principal amount received of $300,000 to be used for a portion of the expenses of the IPO. The note was non-interest bearing, unsecured and payable on the earlier of: (i) December 31, 2022 or (ii) the date on which the Company consummated the IPO. As of March 31, 2023, there was a zero balance outstanding under the note.

On August 5 and November 1 of 2022, the Company entered a promissory notes with its Sponsor of principal amounts received of $573,392 for each note to extend the time available for the company to consummate its initial business combination. The notes are non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination.

On February 10 and March 10 of 2023, the Company entered a promissory notes with its Sponsor of principal amounts received of $87,500 for each note to extend the time available for the company to consummate its initial business combination. The notes are non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination.

In the event that an Initial Business Combination does not close prior to June 12, 2023 (or later if the period of time to consummate an Initial Business Combination is extended), the notes shall be deemed terminated and no amounts will be owed. As of March 31, 2023, there was $1,321,784 outstanding in the aggregate under the notes.

Convertible Promissory Notes — Related Party

During 2022, the Company entered into four convertible promissory notes with its Sponsor for aggregate principal amounts received of $1,250,000 (the “2022 Convertible Promissory Notes”). The first convertible promissory note of $300,000 was used for a portion of the expenses of the IPO. The remaining borrowings were used for operating expenses. All of the notes are non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination does not close prior to June 12, 2023 (or up to August 12, 2023 if the period of time to consummate an Initial Business Combination is extended), the notes shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amounts into private units of the Company at a conversion price of $10.00 per unit. As of March 31, 2023, there was $1,250,000 outstanding under the 2022 Convertible Promissory Notes.

During the first quarter of 2023, the Company entered into convertible promissory notes with its Sponsor of aggregate principal amounts of $350,000 to be used for operating expenses (the “2023” Convertible Promissory Notes”). The 2023 Convertible Promissory Notes carry the same terms as the 2022 Convertible Promissory Notes. As of March 31, 2023, there was $350,000 outstanding under the 2023 Convertible Promissory Notes.

Administrative and Support Services

The Company entered into an administrative services agreement pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services, which the Company records as operating expense on its statements of operations. Upon the completion of the Initial Business Combination or our liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 related to these fees during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company owed the Sponsor $40,000 and $10,000, respectively, under this agreement.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

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

If the Company has not consummated an initial business combination by June 12, 2023 (or up to August 12, 2023 if the time period to consummate the Initial Business Combination is extended), the Company will be required to dissolve and liquidate. If the Company anticipates that it may not be able to consummate its initial business combination on or before June 12, 2023, the Company may, but is not obligated to, extend the period of time to consummate an Initial Business Combination, for another three times by an additional one month each time through August 12, 2023.

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

NOTE 5 — STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue an aggregate of 5,000,000 shares of common stock having a par value of $0.0001 per share.

Authorized Stock

The Company has authorized 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

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

Common Stock Subject to Redemption

The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 1,252,372 shares of common stock outstanding subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The balances of common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2021	$52,323,289
Plus:
Accretion of common stock subject to possible redemption	6,470,389
Less:
Common stock redeemed on December 19, 2022	(45,952,279)
Common stock subject to possible redemption as of December 31, 2022	12,841,399
Plus:
Accretion of common stock subject to possible redemption	307,596
Common stock subject to possible redemption as of March 31, 2023	$13,148,995

NOTE 6 — WARRANTS

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

On April 13, 2022, the Company and Continental Stock Transfer & Trust Company (the “Warrant Agent”), entered into a supplement (the “Supplement to Warrant Agreement”) to the Warrant Agreement, dated as of August 9, 2021 by and between the Company and the Warrant Agent in connection with the Company’s IPO. The Supplement to Warrant Agreement is being made pursuant to Section 9.8 of the Warrant Agreement which states the Warrant Agreement may be amended by the parties thereto by executing a supplemental warrant agreement without the consent of any of the warrant holders. The Supplement to Warrant Agreement is being executed solely to correct an ambiguity provision contained in Section 2.5 of the Warrant Agreement to clarify that the lock-up period for the Private Warrants extends to 30 days after the completion of the Company’s Initial Business Combination.

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

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity (deficit).

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

NOTE 7 — FAIR VALUE MEASUREMENTS

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

The Company’s Private Warrants are valued as Level 2 instruments.

The estimated fair value of the Private Warrants is determined using Level 2 inputs for the year ended March 31, 2023. Inherent in a Black-Scholes pricing model are assumptions related to dividend yield, term, volatility and risk-free rate. The Company estimates the volatility of its common shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing our Initial Business Combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The fair value of the Private Warrants as of March 31, 2023 was $26,514, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 2.5 years, volatility of 0.8%, exercise price of $11.50 and risk-free rate of 3.94%.

The following table presents the change in fair value from December 31, 2022 to March 31, 2023:

Warrant liabilities
Level 2 financial instruments as of December 31, 2022	$17,676
Change in fair value	8,838
Level 2 financial instruments as of March 31, 2023	$26,514

The change in fair value was recorded as a loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$13,233,912	$13,233,912	$-	$-

Liabilities:
Warrant liabilities	$26,514	$-	$26,514	$-

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

NOTE 8 — INCOME TAXES

The Company accounts for income taxes under ASC 740, which provides for an asset and liability approach of accounting for income taxes.

The income tax provision for the three months ended March 31, 2023 and 2022 was as follows:

	March 31,
	2023	2022
Current:
U.S. federal	$24,000	$-
State and local	-	-
	24,000	-
Deferred:
U.S. federal	115,000	264,000
State and local	-	86,000
	115,000	350,000
Change in valuation allowance	(115,000)	(350,000)
Provision for income taxes	$24,000	$-

A reconciliation of the federal income tax rates to the Company’s effective tax rates for the three months ended March 31, 2023 and 2022 consist of the following:

	March 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
Effects of:
State taxes, net of federal benefit	-%	-%
Change in warrant liabilities	(0.4)%	(1.1)%
Change in valuation allowance	(26.0)%	(19.9)%
Effective rate	(5.4)%	-%

Significant components of the Company’s deferred tax assets as of March 31, 2023 and December 31, 2022 are summarized below.

	March 31, 2023	December 31, 2022
Deferred tax assets:
Startup costs	$1,001,000	$886,000
Total deferred tax asset	1,001,000	886,000
Valuation allowance	(1,001,000)	(886,000)
	$-	$-

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required since the Company has no history of generating taxable income. Therefore, a valuation allowance of $1,001,000 and $886,000 was recorded as of March 31, 2023 and December 31, 2022 respectively.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. As of March 31, 2023 and December 31, 2022, the Company had no federal or state net operating loss carryforwards available to offset future taxable income.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

NOTE 9 — SUBSEQUENT EVENTS

On April 11 and May 12, 2023, Abri received proceeds of $87,500, each time upon entering into a non-convertible promissory notes with a related  party. Abri deposited all proceeds into the Trust Account to extend the time to complete a business combination to June 12, 2023.

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

As of March 31, 2023, and the date of this filing, the Company had not commenced operations. All activity for the period from March 18, 2021 (inception) through March 31, 2023 related to organizational activities, activities necessary to consummate the initial public offering (“IPO”), and to identify a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

Management continues to evaluate the impact of the Russia-Ukraine war on the industry and has concluded that, while it is reasonably possible that such could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On December 9, 2022, the Company held a special meeting of stockholders at which such stockholders voted to amend the Company’s amended and restated certificate of incorporation and its investment trust agreement, giving the Company the right to extend the date by which the Company must complete its Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,279 out of the Trust Account. As of the date of these financial statements were filed, the Company has made the necessary deposits to extend the its Initial Business Combination date to June 12, 2023.

If the Company has not consummated an initial business combination by June 12, 2023, or up to August 12, 2023, and has not amended its second amended and restated certificate of incorporation and its investment trust agreement, the Company will be required to dissolve and liquidate. If the Company anticipates that it may not be able to consummate its initial business combination on or before June 12, 2023, the Company may, but is not obligated to, extend the period of time to consummate an Initial Business Combination, for another five times by an additional one month each time through August 12, 2023.

Results of Operations

Our only activities from March 18, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to consummate the IPO and identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of $468,684, which consisted of operating costs of $577,856, income tax expense of $24,000 and a change in fair value of warrant liabilities of $8,838, offset by interest income on marketable securities held in the Trust Account of $142,010.

For the three months ended March 31, 2022, we had a net loss of $1,322,607 which consisted of operating costs of $1,395,709, offset by interest income on marketable securities held in the Trust Account of $5,344 and a change in fair value of warrant liabilities of $67,758.

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash of $279,317 and a working capital deficiency of $2,248,420. As of March 31, 2023, we had marketable securities held in the Trust Account of $13,233,912 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn $400,000 of interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Cash used in operating activities for the three months ended March 31, 2023 was $234,463. Our operational liquidity needs were primarily satisfied through $350,000 of proceeds from convertible promissory notes from a related party. During the three months ended March 31, 2023, proceeds of $175,000 from non-convertible promissory notes were deposited into the Trust Account, in addition to $217,513 of interest income. We expect that we will need additional capital to satisfy our liquidity needs if we do not consummate our Initial Business Combination prior to June 12, 2023. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due  to the material weakness identified as of December 31, 2022 and disclosed in our 2022 Form 10-K which continues to exist as of March 31, 2023.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2023 due to a material weakness in our financial close process, specifically the classification of reinvestment of interest earned on marketable securities held in our Trust Account in the statement of cash flows for the year ended December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plan

To address this material weakness, management plans to provide processes and controls over the internal communications within the Company and its financial advisors. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Other than the remediation plan discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ABRI SPAC I, INC.

Date: May 15, 2023	By:	/s/ Jeffrey Tirman
Jeffrey Tirman
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Christopher Hardt
Christopher Hardt
Chief Financial Officer (Principal Financial and Accounting Officer)