Form 10-Q
period 2023-06-30
Abri SPAC I, Inc.
filed 2023-08-14
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, 2,410,226 shares of common stock, $0.0001 par value, were issued and outstanding.

ABRI SPAC I, INC.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		1

ITEM 1.	Unaudited Financial Statements	1

	Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023 (Unaudited) and for the Three and Six Months Ended June 30, 2022 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) and Redeemable Common Stock for the Three and Six Months Ended June 30, 2023 (Unaudited) and for the Three and Six Months Ended June 30, 2022 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 (Unaudited) and for the Six Months Ended June 30, 2022 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		27

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Mine Safety Disclosures	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	28

SIGNATURES		29

i

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

ABRI SPAC I, INC.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$148,389	$381,293
Prepaid expenses and other current assets	115,967	252,463
Total current assets	264,356	633,756

Marketable securities held in Trust Account, at fair value	13,650,778	12,841,399
Total assets	$13,915,134	$13,475,155

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$432,649	$441,739
Accrued legal fees	2,575,551	2,113,078
Total current liabilities	3,008,200	2,554,817
Promissory notes, related party	1,584,284	1,146,784
Convertible promissory notes, related party	1,650,000	1,250,000
Warrant liabilities, at fair value	10,311	17,676
Deferred underwriting commissions	1,500,000	1,500,000
Total liabilities	7,752,795	6,469,277

Commitments and Contingencies (Note 4)

Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized; 1,252,372 shares outstanding as of June 30, 2023 and December 31, 2022	13,450,571	12,841,399
Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,728,078 shares issued and outstanding	173	173
Additional paid-in capital	-	-
Accumulated deficit	(7,288,405)	(5,835,694)
Total stockholders’ deficit	(7,288,232)	(5,835,521)
Total liabilities, redeemable common stock and stockholders’ deficit	$13,915,134	$13,475,155

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating expenses:
Professional fees	$341,146	$307,154	$761,279	$1,401,354
Selling, general and administrative	186,903	197,451	344,626	498,960
Total operating expenses	528,049	504,605	1,105,905	1,900,314

Loss from operations	(528,049)	(504,605)	(1,105,905)	(1,900,314)

Other income:
Interest income	160,991	76,629	303,001	81,973
Change in fair value of warrant liabilities	16,203	41,244	7,365	109,002
	177,194	117,873	310,366	190,975

Loss before income taxes	(350,855)	(386,732)	(795,539)	(1,709,339)
Provision for income taxes	(24,000)	-	(48,000)	-

Net loss	$(374,855)	$(386,732)	$(843,539)	$(1,709,339)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	1,252,372	5,733,920	1,252,372	5,733,920
Basic and diluted net income (loss) per share, redeemable shares subject to redemption	$0.01	$-	$(0.00)	$(0.14)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	1,728,078	1,728,078	1,728,078	1,728,078
Basic and diluted net loss per share, non-redeemable shares	$(0.23)	$(0.21)	$(0.49)	$(0.54)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND REDEEMABLE COMMON STOCK

(Unaudited)

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2023	1,252,372	$12,841,399	1,728,078	$173	$-	$(5,835,694)	$(5,835,521)
Accretion of common stock to redemption value	-	307,596	-	-	-	(307,596)	(307,596)
Net loss	-	-	-	-	-	(468,684)	(468,684)
Balance at March 31, 2023	1,252,372	$13,148,995	1,728,078	$173	-	$(6,611,974)	$(6,611,801)
Accretion of common stock to redemption value	-	301,576	-	-	-	(301,576)	(301,576)
Net loss	-	-	-	-	-	(374,855)	(374,855)
Balance at June 30, 2023	1,252,372	$13,450,571	1,728,078	$173	-	$(7,288,405)	$(7,288,232)

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2022	5,733,920	$52,323,289	1,728,078	$173	$4,262,491	$(1,127,612)	$3,135,052
Accretion of common stock to redemption value	-	1,099,501	-	-	(1,094,157)	(5,344)	(1,099,501)
Net loss	-	-	-	-	-	(1,322,607)	(1,322,607)
Balance at March 31, 2022	5,733,920	$53,422,790	1,728,078	$173	$3,168,334	$(2,455,563)	$712,944
Accretion of common stock to redemption value	-	1,195,374	-	-	(1,118,745)	(76,629)	(1,195,374)
Net loss	-	-	-	-	-	(386,732)	(386,732)
Balance at June 30, 2022	5,733,920	$54,618,164	1,728,078	$173	$2,049,589	$(2,918,924)	$(869,162)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(843,539)	$(1,709,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,365)	(109,002)
Interest earned on marketable securities held in Trust Account	-	(81,973)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	136,496	72,868
Accounts payable and accrued expenses	453,383	1,029,259
Net cash used in operating activities	(261,025)	(798,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in marketable securities held in Trust Account	(809,379)	-
Net cash used in investing activities	(809,379)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, related party	400,000	-
Proceeds of notes payable - related party	437,500	800,000
Net cash provided by financing activities	837,500	800,000

NET CHANGE IN CASH	(232,904)	1,813
Cash - Beginning of period	381,293	154,942
Cash - End of period	$148,389	$156,755

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock to redemption value	$609,172	$2,294,875

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ABRI SPAC I, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

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

As of June 30, 2023, and the date of this filing, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through June 30, 2023 related to organizational activities, those necessary to consummate the initial public offering (“IPO”) and identify a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and gains from the marketable securities held in the Trust Account, and gains or losses from the change in fair value of the warrant liabilities.

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

Following the closing of the IPO on August 12, 2021, an amount of $50,000,000 net proceeds from the IPO and sale of the Private Units was placed in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee (the “Trust Account”). The funds held in the Trust Account were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account, the Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of this offering with the mandatory extensions of the period of time to consummate an Initial Business Combination), the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares. The Company’s amended and restated certificate of incorporation has been further amended by stockholders to extend the time in which the Company has to complete an Initial Business Combination to February 12, 2024.

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

The payment to the Company’s Sponsor of a monthly fee of $10,000 is for general and administrative services including office space, utilities and secretarial support, which the Company records as operating expense on its statements of operations. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the Initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the Initial Business Combination. This arrangement is being agreed to by its Sponsor for the Company’s benefit. Management believes that the fee charged by the Sponsor is at least as favorable as what could have been obtained from an unaffiliated person. This arrangement will terminate upon completion of the Initial Business Combination or the distribution of the Trust Account to the public stockholders. Other than the $10,000 per month fee, no compensation of any kind (including finder’s fees, consulting fees or other similar compensation) will be paid to insiders, members of the management team or any of their respective affiliates, for services rendered prior to or in connection with the consummation of the Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on the Company’s behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after the Initial Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to those persons after the Initial Business Combination.

The funds outside of the Trust Account are for working capital requirements in searching for an Initial Business Combination. The allocation such funds represents the Company’s best estimate of the intended uses of these funds. If the estimate of the costs of undertaking due diligence and negotiating our Initial Business Combination is less than the actual amount necessary to do so, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from insiders, members of management team or third parties, but the insiders, members of the Company’s management team or third parties are not under any obligation to advance funds to, or invest in the Company.

The Company will likely use substantially all of the net proceeds of this offering, including the funds held in the Trust Account, in connection with the Initial Business Combination and to pay expenses relating thereto, including the deferred underwriting commissions payable to the underwriter in an amount equal to 3.0% of the total gross proceeds raised in the offering upon consummation of the Initial Business Combination. To the extent that the Company’s capital stock is used in whole or in part as consideration to effect the Initial Business Combination, the proceeds held in the Trust Account which are not used to consummate an Initial Business Combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways, including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products.

To the extent the Company is unable to consummate an Initial Business Combination, the Company will pay the costs of liquidation from the remaining assets outside of the Trust Account. If such funds are insufficient, the Company’s insiders have agreed to pay the funds necessary to complete such liquidation and have agreed not to seek repayment of such expenses.

The Company believes that it will not have sufficient available funds to operate for up to the next 12 months, assuming that the Initial Business Combination is not consummated during that time. However, if necessary, in order to meet the Company’s working capital needs following the consummation of this offering, the insiders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Initial Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of the notes may be converted upon consummation of our Initial Business Combination into additional Private Warrants at a price of $1.00 per warrant. Notwithstanding, there is no guarantee that the Company will receive such funds. The Company’s stockholders have approved the issuance of the Private Warrants upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Initial Business Combination. If the Company does not complete an Initial Business Combination, any loans and advances from the insiders or their affiliates, will be repaid only from amounts remaining outside the Trust Account, if any.

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to their insider shares and any public shares they may hold in connection with the completion of the Initial Business Combination. In addition, the Sponsor and its officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their insider shares if the Company fails to complete an Initial Business Combination within the prescribed time frame. However, if its Sponsor or any of its officers, directors or affiliates acquire public shares in or after this offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete an Initial Business Combination within the prescribed time frame.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. As of June 30, 2023, the amount in the Trust Account is approximately $10.90 per public share.

The shares of common stock subject to redemption was classified as temporary equity upon the completion of the IPO and will subsequently be accreted to redemption value, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, (“ASC 480”). In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Initial Business Combination.

The Company had 12 months from the closing of the IPO (the “Combination Period”) on August 9, 2021 to complete the Initial Business Combination. On August 5, 2022, pursuant to the Company’s certificate of incorporation and investment trust agreement, the Company deposited $573,392 into the Trust Account to extend the time to complete its Initial Business Combination for an additional three months, or until November 12, 2022. On November 1, 2022, in connection with a second extension, Abri deposited $573,392 (or $0.10 for each share of common stock issued in the IPO) into the Trust Account to extend the time to complete a business combination to February 12, 2023. The Company further amended the certificate of incorporation and investment trust agreement, as described below. If the Company is unable to complete its Initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its Initial Business Combination prior to the mandatory liquidation date.

Trust Account Redemptions

On December 9, 2022, the Company held a special meeting of stockholders at which such stockholders voted to amend the Company’s amended and restated certificate of incorporation and its investment trust agreement, giving the Company the right to extend the date by which the Company must complete its Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,278 out of the Trust Account. On February 6, 2023, March 10, 2023, April 11, 2023, May 11, 2023, June 9, 2023 and July 10, 2023, Abri deposited $87,500 into the Trust Account for each one-month extension (or a total of $525,000) to extend the time to complete a business combination to August 12, 2023, of which $437,500 had been deposited as of June 30, 2023. On August 7, 2023, the Company held a second special meeting of stockholders at which such stockholders voted to amend the Company’s amended and restated certificate of incorporation and its investment trust agreement, giving the Company the right to extend the date by which the Company must complete its Initial Business Combination from August 12, 2023 to February 12, 2024 with no additional payment to the Company’s trust account.

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

Going Concern and Management Liquidity Plans

As of June 30, 2023, the Company had cash of $148,389 and working capital deficiency of $2,743,844. The Company’s liquidity needs through the date of this filing have been satisfied through proceeds from notes payable and advances from a related party and from the issuance of common stock. The liquidity needs consist of paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will continue to receive such funds.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with U.S. GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such condensed financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022.

Marketable Securities Held in Trust Account

The Company has marketable securities held in the Trust Account consisting of securities held in a money market fund that invests in U. S. governmental securities with a maturity of 180 days or less which meet certain conditions under Rule 2a-7 under the Investment Company Act. Marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities and interest income are included in the condensed statements of operations. The estimated fair values of the investments held in the Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 480 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, upon issuance, the Company classified the Private Warrants as liabilities at their fair value and will adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Warrants will be initially and subsequently measured at the end of each reporting period using a Black-Scholes option pricing model.

The Company accounts for the Public Warrants in accordance with the guidance contained in ASC 815-40 under which the Public Warrants meet the criteria for equity treatment and are recorded as equity.

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

The Company has made a policy election in accordance with ASC 480 and will accrete changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) through the time period to complete the Initial Business Combination. In connection with a redemption of shares, any unrecognized accretion will be fully recognized for shares that are redeemed. As of June 30, 2023, the Company had recorded accretion of $609,172, with unrecognized accretion of $200,206 remaining.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similar to basic income (loss) per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the three and six months ended June 30, 2023 and 2022.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position, even though the exercise price could be less than the most recent fair value of the common shares:

As of June 30, 2023
Potential shares from convertible debt	165,000
Total	165,000

As of June 30, 2022
Potential shares from convertible debt	80,000
Total	80,000

The statements of operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to holders of redeemable common stock. For the three and six months ended June 30, 2023 and 2022, this had an antidilutive effect on earnings per share for the non-redeemable shares. Therefore, the Company did not allocate any portion of the loss to the redeemable shares subject to redemption.

For the three and six months ended June 30, 2023 and 2022, the net loss per share included within the statements of operations is based on the following:

For the Three Months Ended June 30, 2023

Net loss	$(374,855)
Accretion of temporary equity to redemption value	(301,576)
Net loss including accretion of temporary equity to redemption value	$(676,431)

	Common Shares Subject to Redemption	Non-redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(284,233)	$(392,198)
Accretion of temporary equity to redemption value	301,576	—
Allocation of net income (loss)	$17,343	$(392,198)

Denominator:
Weighted-average shares outstanding	1,252,372	1,728,078
Basic and diluted net income (loss) per share	$0.01	$(0.23)

For the Three Months Ended June 30, 2022

Net loss	$(386,732)
Accretion of temporary equity to redemption value	(1,195,374)
Net loss including accretion of temporary equity to redemption value	$(1,582,106)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,215,716)	$(366,390)
Accretion of temporary equity to redemption value	1,195,371	—
Allocation of net loss	$(20,342)	$(366,390)

Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.00)	$(0.21)

For the Six Months Ended June 30, 2023

Net loss	$(843,539)
Accretion of temporary equity to redemption value	(609,172)
Net loss including accretion of temporary equity to redemption value	$(1,452,711)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(610,423)	$(842,288)
Accretion of temporary equity to redemption value	609,172	—
Allocation of net loss	$(1,251)	$(842,288)

Denominator:
Weighted-average shares outstanding	1,252,372	1,728,078
Basic and diluted net loss per share	$(0.00)	$(0.49)

For the Six Months Ended June 30, 2022

Net loss	$(1,709,339)
Accretion of temporary equity to redemption value	(2,294,875)
Net loss including accretion of temporary equity to redemption value	$(4,004,214)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(3,076,903)	$(927,311)
Accretion of temporary equity to redemption value	2,294,875	—
Allocation of net loss	$(782,028)	$(927,311)

Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.14)	$(0.54)

As of June 30, 2023 and 2022, any securities and other contracts that could, potentially, be exercised or converted into common stock would be antidilutive due to the Company’s loss position. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Promissory Notes — Related Party

On August 5 and November 1 of 2022, the Company entered into a promissory note with its Sponsor of principal amounts received of $573,392 for each note to extend the time available for the Company to consummate its Initial Business Combination. The notes are non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination.

On February 10, March 10, April 10, May 12, and June 9 of 2023, the Company entered into five promissory notes with its Sponsor of principal amounts received of $87,500 for each note to extend the time available for the company to consummate its initial business combination. The notes are non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination.

In the event that an Initial Business Combination does not close prior to February 12, 2024 (or later if the period of time to consummate an Initial Business Combination is extended), the notes shall be deemed terminated and no amounts will be owed. As of June 30 2023, there was $1,584,284 outstanding in the aggregate under the notes.

Convertible Promissory Notes — Related Party

During 2022, the Company entered into four convertible promissory notes with its Sponsor for aggregate principal amounts received of $1,250,000 (the “2022 Convertible Promissory Notes”). The first convertible promissory note of $300,000 was used for a portion of the expenses of the IPO. The remaining borrowings were used for operating expenses. All of the notes are non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination does not close prior to February 12, 2024, the notes shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amounts into private units of the Company at a conversion price of $10.00 per unit. As of June 30, 2023 and December 31, 2022, there was $1,250,000 outstanding under the 2022 Convertible Promissory Notes.

During 2023, the Company entered into three convertible promissory notes with its Sponsor of aggregate principal amounts of $400,000 to be used for operating expenses (the “2023” Convertible Promissory Notes”). The 2023 Convertible Promissory Notes carry the same terms as the 2022 Convertible Promissory Notes. As of June 30, 2023 and December 31, 2022, there was $400,000 and $0, respectively, outstanding under the 2023 Convertible Promissory Notes.

Administrative and Support Services

The Company entered into an administrative services agreement pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services, which the Company records as operating expense on its statements of operations. Upon the completion of the Initial Business Combination or our liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $60,000 related to these fees during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the Company owed the Sponsor $70,000 and $10,000, respectively, under this agreement, which is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

If the Company has not consummated an initial business combination by February 12, 2024, the Company will be required to dissolve and liquidate.

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

Common Stock Subject to Redemption

The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,252,372 shares of common stock outstanding subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The balances of common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2021	$52,323,289
Plus:
Accretion of common stock subject to possible redemption	6,470,389
Less:
Common stock redeemed on December 19, 2022	(45,952,279)
Common stock subject to possible redemption as of December 31, 2022	12,841,399
Plus:
Accretion of common stock subject to possible redemption	609,172
Common stock subject to possible redemption as of June 30, 2023	$13,450,571

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

The Company’s Private Warrants are valued as Level 2 instruments.

The estimated fair value of the Private Warrants is determined using Level 2 inputs for the period ended June 30, 2023. Inherent in a Black-Scholes pricing model are assumptions related to dividend yield, term, volatility and risk-free rate, which results in the call option value. The Company estimates the volatility of its common shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing our Initial Business Combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The fair value and call option value of the Private Warrants as of June 30, 2023 was $10,311, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 1.25 years, volatility of 1.4%, exercise price of $11.50 and risk-free rate of 5.27%, resulting in a gain on the change in fair value of warrant liability of $16,203 and $7,365 for the three and six months ended June 30, 2023, respectively. The fair value and call option value of the Private Warrants as of June 30, 2022 was $61,865, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 4.75 years, volatility of 2.5%, exercise price of $11.50 and risk-free rate of 3.01%, resulting in a gain on change in fair value of warrant liability of $41,244 and $109,002 for the three and six months ended June 30, 2022, respectively.

The following table presents the change in fair value from December 31, 2022 to June 30, 2023:

Warrant liabilities
Level 2 financial instruments as of December 31, 2022	$17,676
Change in fair value	8,838
Level 2 financial instruments as of March 31, 2023	26,514
Change in fair value	(16,203)
Level 2 financial instruments as of June 30, 2023	$10,311

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers during the three and six months ended June 30, 2023. The Company transferred the Private Warrants from Level 3 to Level 2 during the three months ended June 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

The following table presents the transfers and the change in fair value from December 31, 2021 to June 30, 2022:

Warrant liabilities

Level 3 financial instruments as of December 31, 2021	$170,867
Change in fair value	(67,758)
Level 3 financial instruments as of March 31, 2022	103,109
Change in fair value	(41,244)
Transfer to Level 2	(67,865)
Level 3 financial instruments as of June 30, 2022	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$13,650,778	$13,650,778	$-	$-

Liabilities:
Warrant liabilities	$10,311	$-	$10,311	$-

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

NOTE 8 — INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 7% and 0%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022, was 6% and 0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recording of a full valuation allowance on deferred tax assets.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company files income tax returns in the U.S. and Delaware jurisdictions and is subject to examination by the various taxing authorities since inception.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded US corporations and several tax incentives to promote clean energy. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

NOTE 9 — SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the financial statements were issued. Based upon this review, other than as set forth below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 11, 2023, the Company entered into a convertible promissory note with its Sponsor for aggregate principal amount of $100,000. The notes is non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination does not close prior to February 12, 2024, the notes shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amounts into private units of the Company at a conversion price of $10.00 per unit.

On July 31, 2023, the Company entered into a convertible promissory note with its Sponsor for aggregate principal amount of $11,250. The notes is non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination does not close prior to February 12, 2024, the notes shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amounts into private units of the Company at a conversion price of $10.00 per unit.

On July 10, 2023, the Company entered into a sixth promissory note with its Sponsor of a principal amount received of $87,500 to extend the time available for the Company to consummate its Initial Business Combination. The note is non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination.

On August 7, 2023, the Company held a special meeting of stockholders to extend the time to complete a business combination from August 12, 2023 to February 12, 2024 with no additional payment to the Company’s trust account. In connection with the stockholders’ vote, 570,224 shares were tendered for redemption. As a result, $6,055,325 ($10.62 per share), after deducting allowable taxes, will be removed from the Company’s Trust Account to pay such holders. Following the redemptions, the Company will have 682,148 public shares of common stock outstanding and $7,243,869 shall remain in the Trust Account.

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

As of June 30, 2023, and the date of this filing, we had not commenced operations. All activity for the period from March 18, 2021 (inception) through June 30, 2023 related to organizational activities, activities necessary to consummate the initial public offering (“IPO”), and to identify a target company for a business combination. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account.

We continue to evaluate the impact of the Russia-Ukraine war on the industry and have concluded that, while it is reasonably possible that such could have negative effects on our financial position, results of operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On August 12, 2021, simultaneously with the consummation of the IPO, we sold to our Sponsor in a Private Placement 276,250 Private Units at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,762,500. The Private Units are identical to the Public Units.

On August 19, 2021, the underwriters notified us of their intent to exercise of the over-allotment option in part and, on August 23, 2021, the underwriters purchased 733,920 additional Units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $7,339,200. On August 23, 2021, simultaneously with the sale of the Additional Units, we consummated the sale of an additional 18,348 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating additional gross proceeds of $183,480. A total of $7,339,200 of the net proceeds from the sale of the Additional Units and the Additional Private Units was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account on that date to $57,339,200.

On September 9, 2022, we entered into a Merger Agreement (the “Merger Agreement”) by and among Abri Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Abri (“Merger Sub”), Logiq, Inc., a Delaware corporation (“DLQ Parent”) whose common stock is quoted on the OTCQX Market under the ticker symbol, “LGIQ”, and DLQ, Inc., a Nevada corporation (“DLQ”) and wholly owned subsidiary of DLQ Parent. Pursuant to the terms of the Merger Agreement, a business combination between us and DLQ will be effected through the merger of Merger Sub with and into DLQ, with DLQ surviving the merger as a wholly owned subsidiary Abri (the “Merger”). The board of directors of the Company have (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

The total consideration to be paid at Closing (the “Merger Consideration”) by us to DLQ security holders will be an amount equal to $114,000,000. The Merger Consideration will be payable in 11,400,000 shares of common stock, par value $0.0001 per share, of Abri (“Abri Common Stock”).

On December 9, 2022, we held a special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,279 out of the Trust Account. On August 7, 2023, we held a second special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination from August 12, 2023 to February 12, 2024 with no additional payment to the Trust Account. As of the date of these financial statements were filed, we have made the necessary deposits to extend our Initial Business Combination date to February 12, 2024.

If we have not consummated an initial business combination by February 12, 2024, we will be required to dissolve and liquidate.

Results of Operations

Our only activities from March 18, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to consummate the IPO and identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $374,855, which consisted of operating costs of $528,049 and income tax expense of $24,000, offset by a change in fair value of warrant liabilities of $16,203 and interest income on marketable securities held in the Trust Account of $160,991.

For the three months ended June 30, 2022, we had a net loss of $386,732, which consisted of operating costs of $504,605, offset by interest income on cash held in the Trust Account of $76,629 and a change in fair value of warrant liability of $41,244.

For the six months ended June 30, 2023, we had a net loss of $843,539, which consisted of operating costs of $1,105,905 and income tax expense of $48,000, offset by a change in fair value of warrant liabilities of $7,365 and interest income on marketable securities held in the Trust Account of $303,001.

For the six months ended June 30, 2022, we had a net loss of $1,709,339, which consisted of operating costs of $1,900,314, offset by interest income on cash held in the Trust Account of $81,973 and a change in fair value of warrant liability of $109,002.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $148,389 and a working capital deficiency of $2,743,844. As of June 30, 2023, we had marketable securities held in the Trust Account of $13,650,778 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn a cumulative amount of $400,000 of interest earned on the Trust Account to pay our taxes, of which $139,478 has been withdrawn for future tax obligations and is classified as cash as of June 30, 2023 in the accompanying condensed balance sheet. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Cash used in operating activities for the six months ended June 30, 2023 was $261,025. Our operational liquidity needs were primarily satisfied through $400,000 of proceeds from convertible promissory notes from a related party. During the six months ended June 30, 2023, proceeds of $437,500 from non-convertible promissory notes were deposited into the Trust Account, in addition to $303,001 of interest income. We expect that we will need additional capital to satisfy our liquidity needs if we do not consummate our Initial Business Combination prior to February 12, 2024. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We incurred $30,000 and $60,000 of administrative support fees for the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, we owed the Sponsor $70,000 and $10,000, respectively, under this agreement, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. We began incurring these fees on August 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness identified as of December 31, 2022 and disclosed in our 2022 Form 10-K which continues to exist as of June 30, 2023.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to a material weakness in our financial close process, specifically the classification of reinvestment of interest earned on marketable securities held in our Trust Account in the statement of cash flows for the year ended December 31, 2022.

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

ABRI SPAC I, INC.

Date: August 14, 2023	By:	/s/ Jeffrey Tirman
Jeffrey Tirman
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Christopher Hardt
Christopher Hardt
Chief Financial Officer (Principal Financial and Accounting Officer)