Form 10-Q
period 2023-09-30
Collective Audience, Inc.
filed 2023-11-14
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COLLECTIVE AUDIENCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	001-40723	86-2861807
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

85 Broad Street 16-079
New York, NY 10004

(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code:

(808) 829-1057

ABRI SPAC I, Inc.

9663 Santa Monica Blvd. No. 1091

Beverly Hills, CA 90210

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CAUD	The Nasdaq Stock Market LLC

As of November 14, 2023 13,190,264 shares of common stock, $0.0001 par value, were issued and outstanding.

COLLECTIVE AUDIENCE, INC.

(F/K/A ABRI SPAC I, INC.)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		1

ITEM 1.	Unaudited Financial Statements	1

	Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2023 (Unaudited) and for the Three and Nine Months Ended September 30, 2022 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) and Redeemable Common Stock for the Three and Nine Months Ended September 30, 2023 (Unaudited) and for the Three and Nine Months Ended September 30, 2022 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2023 (Unaudited) and for the Nine Months Ended September 30, 2022 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 4.	Mine Safety Disclosures	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	30

SIGNATURES		31

i

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

COLLECTIVE AUDIENCE, INC.

(F/K/A ABRI SPAC I, INC.)

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$699,307	$381,293
Prepaid expenses and other current assets	70,154	252,463
Total current assets	769,461	633,756

Marketable securities held in Trust Account, at fair value	7,285,885	12,841,399
Total assets	$8,055,346	$13,475,155

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$936,531	$441,739
Accrued legal fees	2,350,000	2,113,078
Total current liabilities	3,286,531	2,554,817
Promissory notes, related party	1,671,784	1,146,784
Convertible promissory notes, related party	1,931,250	1,250,000
Warrant liabilities, at fair value	35,352	17,676
Deferred underwriting commissions	1,500,000	1,500,000
Total liabilities	8,424,917	6,469,277

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized; 682,148 and 1,252,372 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	7,251,299	12,841,399
Stockholders’ deficit:
Preferred stock, par value $0.0001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,728,078 shares issued and outstanding	173	173
Additional paid-in capital	-	-
Accumulated deficit	(7,621,043)	(5,835,694)
Total stockholders’ deficit	(7,620,870)	(5,835,521)
Total liabilities, redeemable common stock and stockholders’ deficit	$8,055,346	$13,475,155

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

COLLECTIVE AUDIENCE, INC.

(F/K/A ABRI SPAC I, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating expenses:
Professional fees	$250,491	$557,941	$1,011,770	$1,959,295
Selling, general and administrative	248,978	169,761	593,604	668,721
Total operating expenses	499,469	727,702	1,605,374	2,628,016

Loss from operations	(499,469)	(727,702)	(1,605,374)	(2,628,016)

Other income:
Interest earned on marketable securities held in Trust Account	130,479	297,022	433,480	378,995
Change in fair value of warrant liabilities	(25,041)	32,406	(17,676)	141,408
	105,438	329,428	415,804	520,403

Loss before income taxes	(394,031)	(398,274)	(1,189,570)	(2,107,613)
Provision for income taxes	(22,000)	-	(70,000)	-

Net loss	$(416,031)	$(398,274)	$(1,259,570)	$(2,107,613)

Weighted-average common shares outstanding, basic and diluted, redeemable shares subject to redemption	917,675	5,733,920	1,139,580	5,733,920
Basic and diluted net loss per share, redeemable shares subject to redemption	$(0.26)	$-	$(0.19)	$(0.13)

Weighted-average common shares outstanding, basic and diluted, non-redeemable shares	1,728,078	1,728,078	1,728,078	1,728,078
Basic and diluted net loss per share, non-redeemable shares	$(0.10)	$(0.24)	$(0.60)	$(0.78)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

COLLECTIVE AUDIENCE, INC.

(F/K/A ABRI SPAC I, INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND REDEEMABLE COMMON STOCK

(Unaudited)

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2023	1,252,372	$12,841,399	1,728,078	$173	$-	$(5,835,694)	$(5,835,521)
Accretion of common stock to redemption value	-	307,596	-	-	-	(307,596)	(307,596)
Net loss	-	-	-	-	-	(468,684)	(468,684)
Balance at March 31, 2023	1,252,372	13,148,995	1,728,078	173	-	(6,611,974)	(6,611,801)
Accretion of common stock to redemption value	-	301,576	-	-	-	(301,576)	(301,576)
Net loss	-	-	-	-	-	(374,855)	(374,855)
Balance at June 30, 2023	1,252,372	13,450,571	1,728,078	173	-	(7,288,405)	(7,288,232)
Accretion of common stock to redemption value (net of tax withdrawal of $553,378)	-	(143,947)	-	-	-	143,947	143,947
Redemption of common stock	(570,224)	(6,055,325)	-	-	-	-	-
Excise tax payable	-	-	-	-	-	(60,554)	(60,554)
Net loss	-	-	-	-	-	(416,031)	(416,031)
Balance at September 30, 2023	682,148	$7,251,299	1,728,078	$173	$-	$(7,621,043)	$(7,620,870)

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	5,733,920	$52,323,289	1,728,078	$173	$4,262,491	$(1,127,612)	$3,135,052
Accretion of common stock to redemption value	-	1,099,501	-	-	(1,094,157)	(5,344)	(1,099,501)
Net loss	-	-	-	-	-	(1,322,607)	(1,322,607)
Balance at March 31, 2022	5,733,920	53,422,790	1,728,078	173	3,168,334	(2,455,563)	712,944
Accretion of common stock to redemption value	-	1,195,374	-	-	(1,118,745)	(76,629)	(1,195,374)
Net loss	-	-	-	-	-	(386,732)	(386,732)
Balance at June 30, 2022	5,733,920	54,618,164	1,728,078	173	2,049,589	(2,918,924)	(869,162)
Accretion of common stock to redemption value	-	1,403,473	-	-	(1,106,451)	(297,022)	(1,403,473)
Net loss	-	-	-	-	-	(398,274)	(398,274)
Balance at September 30, 2022	5,733,920	$56,021,637	1,728,078	$173	$943,138	$(3,614,220)	$(2,670,909)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

COLLECTIVE AUDIENCE, INC.

(F/K/A ABRI SPAC I, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,259,570)	$(2,107,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	17,676	(141,408)
Interest earned on marketable securities held in Trust Account	-	(378,995)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	182,309	129,856
Accounts payable and accrued expenses	671,161	1,418,292
Net cash used in operating activities	$(388,424)	$(1,079,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawn from Trust Account for payment to redeeming stockholders	6,055,325	-
Investments in marketable securities held in Trust Account	(1,053,190)	(573,392)
Withdrawal from Trust Account to pay taxes	553,378	-
Net cash provided by (used in) investing activities	$5,555,513	$(573,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to redeeming stockholders	(6,055,325)	-
Proceeds from convertible promissory notes, related party	681,250	1,100,000
Proceeds of notes payable - related party	525,000	573,392
Net cash (used in) provided by financing activities	$(4,849,075)	$1,673,392

NET CHANGE IN CASH	318,014	20,132
Cash - Beginning of period	381,293	154,942
Cash - End of period	$699,307	$175,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for taxes	229,102	-

Non-cash investing and financing activities:
Accretion of common stock to redemption value (net of tax withdrawal of $553,378)	$465,225	$3,698,348
Excise tax payable	$60,554	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

COLLECTIVE AUDIENCE, INC.

(F/K/A ABRI SPAC I, INC.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Collective Audience, Inc. (formerly known as Abri SPAC I, Inc) (“Abri” or the “Company”) was incorporated in the State of Delaware on March 18, 2021. The Company’s business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (our “Initial Business Combination”). Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Collective Audience, Inc.

The Business Combination

As previously announced, on September 9, 2022, Abri, Abri Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Abri (“Merger Sub”), Logiq, Inc., a Delaware corporation (“Logiq or “DLQ Parent”) whose common stock is quoted on OTCQX Market under the ticker symbol “LGIQ” and, DLQ, Inc., a Nevada corporation and wholly owned subsidiary of DLQ Parent (“DLQ”) entered into a Merger Agreement (the “Merger Agreement”).

As previously reported on Form 8-K filed by Abri with the Securities and Exchange Commission (“SEC”), on October 23, 2023, Abri held a special meeting of its stockholders (the “Special Meeting”), at which holders of 2,326,539 or 96.5% shares of Abri Common Stock ( the “Abri Common Stock”) were present in person or by proxy, constituting a quorum for the transaction of business. Only stockholders of record as of the close of business on September 1, 2023, the record date (the “Record Date”) for the Special Meeting, were entitled to vote at the Special Meeting. As of the Record Date, 2,410,226 shares of Abri Common Stock were outstanding and entitled to vote at the Special Meeting. On October 23, 2023, 619,963 shares were tendered for redemption. As a result, approximately $6,621,204 (approximately $10.72 per share), after deducting allowable taxes, was removed from the Company’s trust account to pay for redemptions. Following redemptions, the Company had 62,185 public shares of common stock outstanding.

At the Special Meeting, Abri’s stockholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement filed by Abri with the SEC on September 29, 2023 (the “Proxy Statement/Prospectus”), including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including the merger of Merger Sub with and into DLQ, with DLQ continuing as the surviving corporation and as a wholly-owned subsidiary of Collective Audience, and the issuance of Collective Audience securities as consideration thereunder, as described in the section titled “The Business Combination Proposal (Proposal 1)” beginning on page 90 of the Proxy Statement/Prospectus (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

On November 2, 2023 (the “Closing Date”), the Business Combination, including the Merger, was completed (the “Closing”).

The Merger Consideration and Treatment of Securities

At Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of shares of common stock by public stockholders of Company:

●	The total consideration paid at Closing (the “Merger Consideration”) by Abri to DLQ security holders was 11,400,000 shares of the Company common stock valued at $114 million (the “Consideration Shares”);

●	Each share of DLQ Common Stock, if any, that was owned by Abri, Merger Sub, DLQ or any other affiliate of Abri immediately prior to the effective time of the Merger (the “Effective Time”) was automatically cancelled and retired without any conversion or consideration;

●	each share of Merger Sub common stock, par value $0.0001 per share (“Merger Sub Common Stock”), issued and outstanding immediately prior to the Effective Time was converted into one newly issued share of Common Stock of the Surviving Corporation.

Concurrently with Closing, upon issuance of the Consideration Shares, DLQ Parent declared a Dividend Distribution of 3,762,000 of the total Consideration Shares (representing 33%) to the DLQ Parent stockholders (the “Logiq Dividend”) of record as of October 24, 2023 (the “Dividend Record Date”). Certain DLQ Parent stockholders which are entitled to 1,500,000 of such Logiq Dividend shares agreed to become subject to an Escrow Agreement (the “Reset Shares”), which shares may be released to certain institutional investors to cover any reset in the amount of Consideration Shares to cover a $5 million investment in DLQ (the “DLQ Investment”) in the form of convertible promissory notes issued by DLQ (the “DLQ Notes”). Additionally, an aggregate of $5,000,000 of DLQ Notes converted into shares of common stock of DLQ representing an aggregate of 14% of DLQ and were exchanged for an aggregate of 1,600,000 Consideration Shares. The remaining 53% of Consideration Shares were issued to DLQ Parent and are subject to an 11-month lock-up, as well as a separate escrow account which shall be released once such the DLQ Investors recoup their original investment amounts.

Concurrent with Closing, Abri and certain members of DLQ Management entered into a Management Earnout Agreement (as defined below) wherein certain members of DLQ management have the opportunity to earn up to 2,000,000 shares of Abri Common Stock. Concurrent with Closing, Abri and Sponsor entered into a Sponsor Earnout Agreement (as defined below) wherein certain members of DLQ management have the contingent right to earn to earn up to 1,000,000 shares of Abri Common Stock.

Amended and Restated Registration Rights Agreement

On November 2, 2023 Abri, the Sponsor and Chardan Capital Markets, LLC as underwriter (the “Underwriter”) entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which the Sponsor, the Underwriter and holders of the Lock-Up Shares and recipients of the Management Earnout Shares and Sponsor Earnout Shares, if any, will be provided certain rights relating to the registration of certain Abri securities.

The Amended and Restated Registration Rights Agreement provides that the Company shall, within 30 days receipt of the Company of a demand (the “Filing Deadline”), file with the SEC a registration statement registering the resale of the shares of all securities registrable pursuant to the Amended and Restated Registration Rights Agreement held by the signatories thereto (other than the Company). The Company is not obligated to effect more than two demands for registration per calendar year. The Company will use its commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after the filing thereof, but the Company shall have the right to defer any demand for registration for 90 days, as described in the Amended and Restated Registration Rights Agreement. In addition, the holders of these securities will have certain “piggy-back” registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement. The Company and the other signatories to the Amended and Restated Registration Rights Agreement will provide customary indemnification in connection with any offerings of Common Stock effected pursuant to the terms of such.

Management Earnout Agreement

On November 2, 2023 Abri and certain members of DLQ Management entered into a management earnout agreement (the “Management Earnout Agreement”), pursuant to which certain members of the management team of DLQ specified on schedule A to the Management Earnout Agreement (the “Management”) have the contingent right to earn the Management Earnout Shares (as defined in the Management Earnout Agreement). The Management Earnout Shares consist of 2,000,000 shares of Abri Common Stock (the “Management Earnout Shares”). The release of the Management Earnout Shares shall occur as follows:

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

The foregoing description of the Management Earnout Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Management Earnout Agreement is attached to the Current Report on Form 8-K filed on November 8, 2023.

Sponsor Earnout Agreement

On November 2, 2023, in connection with the Closing, Abri and the Sponsor entered into a sponsor earnout agreement (the “Sponsor Earnout Agreement”), pursuant to which the Sponsor will have the contingent right to earn the Sponsor Earnout Shares (as defined in the Sponsor Earnout Agreement). The Sponsor Earnout Shares consist of 1,000,000 shares of Abri Common Stock (the “Sponsor Earnout Shares”). The release of the Sponsor Earnout Shares shall occur as follows:

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

The foregoing description of the Sponsor Earnout Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Earnout Agreement is attached to the Current Report on Form 8-K filed on November 8, 2023.

Warrant Revenue Sharing Side Letter

On November 2, 2023, in connection with the execution of the Merger Agreement, Abri, DLQ and the Sponsor entered into a letter agreement (the “Warrant Revenue Sharing Side Letter”), pursuant to which Abri and DLQ will divide the proceeds from the Warrant Exercise Price (as defined in the Warrant Revenue Sharing Side Letter), arising from the exercise of the warrants issued as part of the Abri Units sold in its initial public offering whereby twenty percent (20%) of the Warrant Exercise Price received in cash by Abri shall be delivered to the Sponsor in cash or immediately available funds not later than three (3) days following Abri’s receipt of the cash exercise price of any Warrant. Based upon the terms stated in the Warrant Revenue Sharing Side Letter, the Company intends to use fair value and account for the exercise of such warrants as a liability. The Company has not given any effect to such accounting treatment in the pro forma financial information included in the Proxy Statement/Prospectus. The Warrant Revenue Sharing Side Letter is attached to the Current Report on Form 8-K filed on November 8, 2023.

Lock-Up Agreements

On November 2, 2023 in connection with Closing, Abri, and DLQ Parent entered into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which each DLQ Parent agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, fifty three percent (53%) of the shares of Abri Common Stock held by them as part of the Merger Consideration, which shares do not include the Dividend Shares, (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of Common Stock if any, acquired during the Lock-Up Period (as defined below), the “Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is 11 months after the Closing Date (the period from the date of the Lock-Up Agreement until such date, the “Lock-Up Period”). DLQ also caused certain members of its management to enter into a Lock-up Agreement concerning shares of Abri Common Stock they will own.

The material terms of the Lock-Up Agreements are described in the section of the Proxy Statement/Prospectus beginning on page 94 titled “Certain Related Agreements—Lock-Up Agreements” and is incorporated by reference herein. The foregoing description of the Sponsor Earnout Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreements is attached to the Current Report on Form 8-K filed on November 8, 2023.

Indemnification Agreement

The Company has entered, and expects to continue to enter into, indemnification agreements with its directors, executive officers and other key employees as determined by its board of directors (the “Board”). The indemnification agreements will provide that the Company will indemnify each of its directors, executive officers, and other key employees against any and all expenses incurred by such director, executive officer, or other key employee because of his or her status as one of the Company’s directors, executive officers, or other key employees, to the fullest extent permitted by law, including Delaware Law, the Second Amended and Restated Certificate of Incorporation (as defined below) and the Bylaws (as defined below). In addition, the indemnification agreements will provide that, to the fullest extent permitted by law, New Grove will advance all expenses incurred by its directors, executive officers, and other key employees in connection with the legal proceeding involving his or her status as a director, executive director, or key employee.

Business Prior to the Business Combination

As of September 30, 2023, the Company had not commenced core operations. All activity for the period from March 18, 2021 (inception) through September 30, 2023 related to organizational activities, those necessary to consummate the initial public offering (“IPO”) and identify a target company for a business combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest earned on marketable securities held in Trust Account, and gains or losses from the change in fair value of the warrant liabilities.

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

The payment to the Company’s Sponsor of a monthly fee of $10,000 is for general and administrative services including office space, utilities and secretarial support, which the Company records as operating expense on its statements of operations. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with the Initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the Initial Business Combination. This arrangement is being agreed to by its Sponsor for the Company’s benefit. Management believes that the fee charged by the Sponsor is at least as favorable as what could have been obtained from an unaffiliated person. This arrangement will terminate upon completion of the Initial Business Combination or the distribution of the Trust Account to the public stockholders. Other than the $10,000 per month fee, no compensation of any kind (including finder’s fees, consulting fees or other similar compensation) will be paid to insiders, members of the management team or any of their respective affiliates, for services rendered prior to or in connection with the consummation of the Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on the Company’s behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Since the role of present management after the Initial Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to those persons after the Initial Business Combination.

The funds outside of the Trust Account are for working capital requirements in searching for an Initial Business Combination. The allocation of such funds represents the Company’s best estimate of the intended uses of these funds. If the estimate of the costs of undertaking due diligence and negotiating our Initial Business Combination is less than the actual amount necessary to do so, the Company may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, the Company could seek such additional capital through loans or additional investments from insiders, members of management team or third parties, but the insiders, members of the Company’s management team or third parties are not under any obligation to advance funds to, or invest in the Company.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. As of September 30, 2023, the amount in the Trust Account is approximately $10.68 per public share.

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

Trust Account Redemptions

On December 9, 2022, the Company held a special meeting of stockholders at which such stockholders voted to amend the Company’s amended and restated certificate of incorporation and its investment trust agreement, giving the Company the right to extend the date by which the Company must complete its Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,278 out of the Trust Account. On February 6, 2023, March 10, 2023, April 11, 2023, May 11, 2023, June 9, 2023 and July 10, 2023, Abri deposited $87,500 into the Trust Account for each one-month extension (or a total of $525,000) to extend the time to complete a business combination to August 12, 2023, of which $525,000 had been deposited as of September 30, 2023. On August 7, 2023, the Company held a second special meeting of stockholders at which such stockholders voted to amend the Company’s amended and restated certificate of incorporation and its investment trust agreement, giving the Company the right to extend the date by which the Company must complete its Initial Business Combination from August 12, 2023 to February 12, 2024 with no additional payment to the Company’s Trust Account. In connection with the special meeting, 570,224 shares were tendered for redemption. As a result, $6,055,325 ($10.62 per share), after deducting allowable taxes, was removed from the Company’s Trust Account to pay such holders. Following the redemption, the Company had 682,148 shares of common stock subject to possible redemption outstanding.

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

Going Concern and Management Liquidity Plans

As of September 30, 2023, the Company had cash of $699,307 and working capital deficiency of $2,517,070. The Company’s liquidity needs through the date of this filing have been satisfied through proceeds from notes payable and advances from a related party and from the issuance of common stock. The liquidity needs consist of paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will continue to receive such funds.

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

Unaudited Interim Financial Statements

In the opinion of the Company, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022.

Marketable Securities Held in Trust Account

The Company has marketable securities held in the Trust Account consisting of securities held in a money market fund that invests in U.S. governmental securities with a maturity of 180 days or less which meet certain conditions under Rule 2a-7 under the Investment Company Act. Marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest earned on marketable securities held in Trust Account is included in the condensed statements of operations. The estimated fair values of the investments held in the Trust Account are determined using available market information.

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

The Company has made a policy election in accordance with ASC 480 and will accrete changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) through the time period to complete the Initial Business Combination. In connection with a redemption of shares, any unrecognized accretion will be fully recognized for shares that are redeemed. As of September 30, 2023, the Company had recorded accretion of $465,225, with unrecognized accretion of $34,586 remaining.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. As of September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed similar to basic income (loss) per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net income (loss) per common share for the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position, even though the exercise price could be less than the most recent fair value of the common shares:

As of September 30, 2023
Potential shares from convertible debt	193,125
Total	193,125

As of September 30, 2022
Potential shares from convertible debt	110,000
Total	110,000

The statements of operations include a presentation of loss per redeemable share and loss per non-redeemable share following the two-class method of loss per share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the ordinary shares subject to possible redemption was considered to be dividends paid to holders of redeemable common stock. For the three and nine months ended September 30, 2023 and 2022, this had an antidilutive effect on earnings per share for the non-redeemable shares. Therefore, the Company did not allocate any portion of the loss to the redeemable shares subject to redemption.

For the three and nine months ended September 30, 2023 and 2022, the net loss per share included within the statements of operations is based on the following:

For the Three Months Ended September 30, 2023

Net loss	$(416,031)
Accretion of common stock to redemption value	143,947
Net loss including accretion of common stock to redemption value	$(272,084)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of common stock to redemption value	$(94,372)	$(177,712)
Accretion of common stock to redemption value	(143,947)	—
Allocation of net loss	$(238,319)	$(177,712)
Denominator:
Weighted-average shares outstanding	917,675	1,728,078
Basic and diluted net loss per share	$(0.26)	$(0.10)

For the Three Months Ended September 30, 2022

Net loss	$(398,274)
Accretion of common stock to redemption value	(1,403,473)
Net loss including accretion of common stock to redemption value	$(1,801,747)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of common stock to redemption value	$(1,384,492)	$(417,255)
Accretion of common stock to redemption value	1,403,473	—
Allocation of net income (loss)	$18,981	$(417,255)
Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.00)	$(0.24)

For the Nine Months Ended September 30, 2023

Net loss	$(1,259,570)
Accretion of common stock to redemption value	(465,225)
Net loss including accretion of common stock to redemption value	$(1,724,795)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of common stock to redemption value	$(685,417)	$(1,039,378)
Accretion of common stock to redemption value	465,225	—
Allocation of net loss	$(220,193)	$(1,039,378)
Denominator:
Weighted-average shares outstanding	1,139,580	1,728,078
Basic and diluted net loss per share	$(0.19)	$(0.60)

For the Nine Months Ended September 30, 2022

Net loss	$(2,107,613)
Accretion of common stock to redemption value	(3,698,348)
Net loss including accretion of common stock to redemption value	$(5,805,961)

	Common Shares Subject to Redemption	Non- redeemable Common Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of common stock to redemption value	$(4,461,394)	$(1,344,567)
Accretion of common stock to redemption value	3,698,348	—
Allocation of net loss	$(763,046)	$(1,344,567)
Denominator:
Weighted-average shares outstanding	5,733,920	1,728,078
Basic and diluted net loss per share	$(0.13)	$(0.78)

As of September 30, 2023 and 2022, any securities and other contracts that could, potentially, be exercised or converted into common stock would be antidilutive due to the Company’s loss position. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

On February 10, March 10, April 10, May 12, June 9, and July 10 of 2023, the Company entered into six promissory notes with its Sponsor of principal amounts received of $87,500 for each note to extend the time available for the company to consummate its initial business combination. The notes are non-interest bearing, unsecured and payable on the date the Company consummates an Initial Business Combination.

In the event that an Initial Business Combination does not close prior to February 12, 2024 (or later if the period of time to consummate an Initial Business Combination is extended), the notes shall be deemed terminated and no amounts will be owed. As of September 30, 2023, there was $1,671,784 outstanding in the aggregate under the notes.

Convertible Promissory Notes — Related Party

During 2022, the Company entered into four convertible promissory notes with its Sponsor for aggregate principal amounts received of $1,250,000 (the “2022 Convertible Promissory Notes”). The first convertible promissory note of $300,000 was used for a portion of the expenses of the IPO. The remaining borrowings were used for operating expenses. All of the notes are non-interest bearing, unsecured and payable on the date the Company consummates a Business Combination. In the event that a Business Combination does not close prior to February 12, 2024, the notes shall be deemed terminated and no amounts will be owed. At any time, up to a day prior to the closing of an Initial Business Combination, the holder may convert the principal amounts into private units of the Company at a conversion price of $10.00 per unit. As of September 30, 2023 and December 31, 2022, there was $1,250,000 outstanding under the 2022 Convertible Promissory Notes.

During 2023, the Company entered into five convertible promissory notes with its Sponsor of aggregate principal amounts of $511,250 to be used for operating expenses (the “2023” Convertible Promissory Notes”). The 2023 Convertible Promissory Notes carry the same terms as the 2022 Convertible Promissory Notes. As of September 30, 2023 and December 31, 2022, there was $681,250 and $0, respectively, outstanding under the 2023 Convertible Promissory Notes.

Administrative and Support Services

The Company entered into an administrative services agreement pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services, which the Company records as operating expense on its statements of operations. Upon the completion of the Initial Business Combination or our liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $90,000 related to these fees during the three and nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company owed the Sponsor $100,000 and $10,000, respectively, under this agreement, which is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Excise Tax

The Inflation Reduction Act (“IR Act”) of 2022 imposes a 1% Excise Tax on the repurchase of corporate stock by a publicly traded U.S. corporation following December 31, 2022. For purposes of the Excise Tax, a repurchase will generally include redemptions, corporate buybacks and other transactions in which the corporation acquires its stock from a shareholder in exchange for cash or property, subject to exceptions for de minimis transactions and certain reorganizations.

As a result, subject to certain rules, the Excise Tax will apply to any redemption by a U.S.-domiciled special purpose acquisition company (“SPAC”) taking place after December 31, 2022, including redemptions (i) by shareholders in connection with the SPAC’s Initial Business Combination or a proxy vote to extend the lifespan of the SPAC, (ii) by SPACs if the SPAC does not complete a de-SPAC transaction within the required time set forth in its constituent documents, or (iii) in connection with the wind-up and liquidation of the SPAC. The financial responsibility for such Excise Tax resides with the Company and the Sponsor. This amount of 1% has been included in these financial statements.

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal year 2023 income tax provision as there were redemptions by the public stockholders in August 2023; as a result, the Company recorded $60,554 excise tax liability as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Common Stock Subject to Redemption

The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 682,148 and 1,252,372 shares of common stock outstanding subject to possible redemption, respectively, and are classified outside of permanent equity in the balance sheets.

The balances of common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2021	$52,323,289
Plus:
Accretion of common stock to redemption value	6,470,389
Less:
Common stock redeemed on December 19, 2022	(45,952,279)
Common stock subject to possible redemption as of December 31, 2022	12,841,399
Less:
Common stock redeemed on August 7, 2023	(6,055,325)
Plus:
Accretion of common stock to redemption value (net of tax withdrawal of $553,378)	465,225
Common stock subject to possible redemption as of September 30, 2023	$7,251,299

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

The Company’s Private Warrants are valued as Level 2 instruments.

The estimated fair value of the Private Warrants is determined using Level 2 inputs for the period ended September 30, 2023. Inherent in a Black-Scholes pricing model are assumptions related to dividend yield, term, volatility and risk-free rate, which results in the call option value. The Company estimates the volatility of its common shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing our Initial Business Combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The fair value and call option value of the Private Warrants as of September 30, 2023 was $35,352, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 5.25 years, volatility of 60%, exercise price of $11.50 and risk-free rate of 4.6%, resulting in a loss on the change in fair value of warrant liability of $25,041 and $17,676 for the three and nine months ended September 30, 2023, respectively. The fair value and call option value of the Private Warrants as of September 30, 2022 was $29,459, which was determined by the Black-Scholes Pricing Model with the following assumptions: dividend yield of 0%, term of 4.5 years, volatility of 11.8%, exercise price of $11.50 and risk-free rate of 1.19%, resulting in a gain on change in fair value of warrant liability of $32,406 and $141,408 for the three and nine months ended September 30, 2022, respectively.

The following table presents the change in fair value from December 31, 2022 to September 30, 2023:

Warrant liabilities
Level 2 financial instruments as of December 31, 2022	$17,676
Change in fair value	8,838
Level 2 financial instruments as of March 31, 2023	26,514
Change in fair value	(16,203)
Level 2 financial instruments as of June 30, 2023	$10,311
Change in fair value	25,041
Level 2 financial instruments as of September 30, 2023	$35,352

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers during the three and nine months ended September 30, 2023. The Company transferred the Private Warrants from Level 3 to Level 2 during the three months ended June 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

The following table presents the transfers and the change in fair value from December 31, 2021 to September 30, 2022:

Warrant liabilities
Level 3 financial instruments as of December 31, 2021	$170,867
Change in fair value	(67,758)
Level 3 financial instruments as of March 31, 2022	103,109
Change in fair value	(41,244)
Transfer to Level 2	(61,865)
Level 3 financial instruments as of June 30, 2022	$-
Change in fair value	-
Level 3 financial instruments as of September 30, 2022	-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$7,285,885	$7,285,885	$-	$-

Liabilities:
Warrant liabilities		$-	$35,352	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$12,841,399	$12,841,399	$-	$-

Liabilities:
Warrant liabilities		$-	$17,676	$-

NOTE 8 — INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 6% and 0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022, was 6% and 0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recording of a full valuation allowance on deferred tax assets.

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

On October 25, 2023, the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notified the Company that trading in the Company’s common stock, units and warrants had been halted, as the Company no longer satisfies the continued listing standard of maintaining 500,000 publicly traded shares (the “Trading Halt”). The Trading Halt was lifted on November 3, 2023 after the closing of the business combination.

On November 2, 2023, 11,400,000 shares of Company Common Stock and were issued to DLQ Parent as Merger Consideration. After giving effect to the issuances in connection with the Closing, 13,220,063 shares of Company Common Stock were outstanding. On October 23, 2023 stockholders holding 619,963 of the Abri’s public shares exercised their right to redeem such shares, after giving effect to certain redemption elections prior to Closing, for a pro rata portion of the funds in Abri’s Trust Account. As a result, $ 6,651,963 (approximately $10.72 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 62,185 public shares of common stock outstanding.

On November 2, 2023, the Company completed its business combination with DLQ. As of the open of trading on November 3, 2023, the common stock, formerly of Abri, began trading on The Nasdaq Stock Market LLC - Global Market as “CAUD”.

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

Business Combination

As previously announced, on September 9, 2022, we entered into a Merger Agreement with Abri Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Abri (“Merger Sub”), Logiq, Inc., a Delaware corporation (“Logiq or “DLQ Parent”) whose common stock is quoted on OTCQX Market under the ticker symbol “LGIQ” and, DLQ, Inc., a Nevada corporation and wholly owned subsidiary of DLQ Parent (“DLQ”). On November 2, 2023, the Business Combination, including the Merger, was completed. In connection with the Closing, the registrant changed its name from Abri SPAC I, Inc. to Collective Audience, Inc.

Recent Developments

As of September 30, 2023, we had not commenced operations. All activity for the period from March 18, 2021 (inception) through September 30, 2023 related to organizational activities, activities necessary to consummate the initial public offering (“IPO”), and to identify a target company for a business combination. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account.

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

On December 9, 2022, we held a special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,279 out of the Trust Account. On August 7, 2023, we held a second special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination from August 12, 2023 to February 12, 2024 with no additional payment to the Trust Account. In connection with the special meeting, 570,224 shares were tendered for redemption. As a result, $6,055,325 ($10.62 per share), after deducting allowable taxes, was removed from our Trust Account to pay such holders. We have 682,148 shares of common stock subject to possible redemption outstanding as of September 30, 2023. As of the date of these financial statements were filed, we have made the necessary deposits to extend our Initial Business Combination date to February 12, 2024.

If we have not consummated an initial business combination by February 12, 2024, we will be required to dissolve and liquidate.

Results of Operations

Our only activities from March 18, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to consummate the IPO and identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $416,031, which consisted of operating costs of $499,469, income tax expense of $22,000 and a change in fair value of warrant liabilities of $25,041, offset by interest income on marketable securities held in the Trust Account of $130,479.

For the three months ended September 30, 2022, we had a net loss of $398,274, which consisted of operating costs of $727,702, offset by interest income on cash held in the Trust Account of $297,022 and a change in fair value of warrant liability of $32,406.

For the nine months ended September 30, 2023, we had a net loss of $1,259,570, which consisted of operating costs of $1,605,374, income tax expense of $70,000 and a change in fair value of warrant liabilities of $17,676, offset by interest income on marketable securities held in the Trust Account of $433,480.

For the nine months ended September 30, 2022, we had a net loss of $2,107,613, which consisted of operating costs of $2,628,016, offset by interest income on cash held in the Trust Account of $378,995 and a change in fair value of warrant liability of $141,408.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $699,307 and a working capital deficiency of $2,517,070. As of September 30, 2023, we had marketable securities held in the Trust Account of $7,285,885 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have withdrawn a cumulative amount of $553,378 of interest earned on the Trust Account to pay our taxes, of which $516,365 has been withdrawn for future tax obligations and is restricted for estimated income tax and franchise tax payments due to the redemption of common stock as of September 30, 2023 in the accompanying condensed balance sheet. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Cash used in operating activities for the nine months ended September 30, 2023 was $388,424. Our operational liquidity needs were primarily satisfied through $681,250 of proceeds from convertible promissory notes from a related party. During the nine months ended September 30, 2023, proceeds of $525,000 from non-convertible promissory notes were deposited into the Trust Account, in addition to $433,480 of interest income. We expect that we will need additional capital to satisfy our liquidity needs if we do not consummate our Initial Business Combination prior to February 12, 2024. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We incurred $30,000 and $90,000 of administrative support fees for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, we owed the Sponsor $100,000 and $10,000, respectively, under this agreement, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. We began incurring these fees on August 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness identified as of December 31, 2022 and disclosed in our 2022 Form 10-K which continues to exist as of September 30, 2023.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2023 due to a material weakness in our financial close process, specifically the classification of reinvestment of interest earned on marketable securities held in our Trust Account in the statement of cash flows for the year ended December 31, 2022.

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

COLLECTIVE AUDIENCE, INC.

Date: November 14, 2023	By:	/s/ Brent Suen
Brent Suen
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Robb Billy
Robb Billy
Chief Financial Officer (Principal Financial and Accounting Officer)