Form 10-K
period 2023-12-31
Collective Audience, Inc.
filed 2024-07-10
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______

Commission File Number 001-40723

Collective Audience, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-2861807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street 16-079

New York, NY 10004

(Address of principal executive offices, including Zip Code)

(808) 829-1057

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CAUD	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 26, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,368,902, based on the closing price of the registrant’s common stock on The Nasdaq Global Market of $0.544 per share on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of June 26, 2024, the registrant had 16,222,488 shares of common stock (par value $0.0001) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Collective Audience, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

The term Collective Audience, the Collective Audience logo, and other trademarks or service marks of Collective Audience and its subsidiaries appearing in this Annual Report are the property of Collective Audience, Inc. This Annual Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public on the SEC’s internet site at http://www.sec.gov.

On our internet website, https://collectiveaudience.co, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ii

PART I

ITEM 1. BUSINESS.

Company Overview

Overview

Collective Audience, Inc. (the “Company” or “Collective Audience”) was incorporated in Delaware on March 18, 2021 as Abri SPAC I, Inc., and was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company consummated the Business Combination on November 2, 2023 and as a result, DLQ, Inc. (“DLQ”) became a wholly-owned subsidiary of the Company and its operations are primarily through DLQ.

DLQ was, originally incorporated in 2019 as Origin8, Inc. On April 15, 2020, its named was changed to Logiq, Inc. and on August 29, 2022 its name was changed to DLQ, Inc. DLQ is a wholly owned subsidiary of the Company and itself has three wholly owned subsidiaries, (i) Tamble Inc., a Delaware corporation (“Tamble”), and (ii) Push Interactive, LLC, a Minnesota limited liability company (“Push”). and (iii) BattleBridge Acquisition Co. LLC, a Nevada corporation (“BattleBridge”) DLQ is headquartered in Minneapolis, Minnesota, USA.

On November 2, 2023 (the “Closing Date”), Abri SPAC I, Inc. (“Abri”), our predecessor company consummated its previously announced business combination (“Business Combination”) pursuant to the terms of that certain Merger Agreement (as amended, “Merger Agreement”) with Logiq, Inc., a Delaware corporation (“Logiq” or “DLQ Parent”), DLQ, and Abri Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Abri (“Merger Sub”).

Pursuant to the terms of the Merger Agreement (and upon all other conditions pursuant to the Merger Agreement being satisfied or waived), on the Closing Date, (i) Abri changed its name to “Collective Audience, Inc.”, and (ii) Merger Sub merged with and into DLQ (“Merger”), with DLQ as the surviving company in the Merger and, after giving effect to such Merger, DLQ becoming a wholly-owned subsidiary of the Company.

DLQ Acquisition History

In January 2020, DLQ and DLQ Parent completed the acquisition of substantially all of the assets of Push Holdings, Inc., a Delaware corporation, including all of the ownership interests in Tamble and Push, making them wholly-owned subsidiaries of DLQ. This business segment has been rebranded as “DataLogiq”, which operates as a consumer data management platform powered by lead generation, online marketing, and multi-channel reengagement strategies through its owned and operated brands. DataLogiq has developed this proprietary data management platform and integrated it with several third-party service providers to optimize the return on its marketing efforts. DataLogiq focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer through repeat sales or upsales to other third party service providers. DataLogiq also licenses its software technology and provides managed technology services to various other e-commerce companies. DataLogiq operations are located in Minneapolis, Minnesota, USA.

On March 31, 2022, BattleBridge, a wholly-owned subsidiary of DLQ, acquired substantially all of the assets of Section 2383, LLC which represents the “BattleBridge Labs” business (“BattleBridge Labs”) including customer lists and contracts, trade names and trademarks, marketing resources, proprietary tech and processes, and more. This acquisition allows DLQ to provide full-service branding and digital marketing agency serving both external clients and other DLQ business units.

Our principal executive offices are located at 85 Broad Street 16-079, New York, New York 10004, and our telephone number is (808) 829-1057. Our website address is https://collectiveaudience.co. Information contained in, or accessible through, our website is for reference purposes only.

Business Overview

On November 8, 2022, DLQ entered into a Managed Services Agreement (the “MSA”) with a significant new client (the “Client”) and will provide certain affiliate management, website development, lead generation, email management, and search engine optimization services (collectively, the “Services”) to Client through DLQ’s platform. The MSA terminated on October 31, 2023.

In connection with the MSA, on November 8, 2022, DLQ Parent and Client also entered into an Independent Contractor Agreement (the “IC Agreement,” and together with the MSA, the “Agreements”), pursuant to which Client will provide, on a non-exclusive basis, certain business development strategies and execution and consulting services regarding e-commerce, digital marketing, and online advertising, including lead generation, affiliate marketing and brand development to DLQ Parent. The term of the IC Agreement coincides with the term of the MSA.

As compensation for the services to be provided by Client to DLQ Parent under the IC Agreement, DLQ Parent agreed to issue Client 1,750,000 restricted shares of Logiq, Inc. common stock (the “Initial Shares”) upon execution of the Agreements. As a result of the proposed acquisition of DLQ by Abri SPAC I, Inc., was not completed on or before April 1, 2023 Client was issued an additional 1,750,000 restricted shares of Logiq, Inc. common stock (such additional shares together with the Initial Shares, the “Registrable Shares”) as further contingent consideration pursuant to the Agreements.

As a result of the MSA, Affiliate Management revenue for DLQ was $257,925 for the year ended December 31, 202.

DLQ Current Offering Synopsis:

DLQ aims to provide a successful outcome for DLQ clients by connecting them to new consumers for their business. DLQ’s primary revenue generating models are the Push business unit and the BattleBridge business unit.

Push Business Unit

Through Push, DLQ offers two types of services for clients:

(1)	Lead generation: DLQ provides their clients with a prospective customer who has demonstrated an intent to engage with a particular vertical, such as home improvement, or a particular service or product.

(2)	Performance Based Engagement: DLQ connects digital marketing traffic from third parties to brands and service providers, creating a new customer to a client through an e-commerce transaction. This is on a pay-for-performance model.

Lead Generation

Revenue is primarily generated through lead generation, which are leads sourced from DLQ owned and operated online brands, and then sold to lead exchanges and other buyers segregated by market verticals.

Lead data is captured on domains owned by DLQ, processed through DLQ’s internal and proprietary technology platform named “Marble”. Marble is DLQ’s proprietary architecture that ingests data from their owned and operated brands as a “Consumer Data Profile” distributed via Application Programming Interfaces (“API’s”), and sold within a live data auction.

The data sold based on each of their corporate customer’s criteria as set forth in their respective contracts.

DLQ utilizes both internal media and third-party publisher partners to produce digital advertising traffic to Push’s owned and operated brands. This results in captured consumer data that is sold to lead buyers and lead exchanges.

DLQ does not utilize a standard or template agreement with set terms for its lead generation services as there are no set prices or terms that are applicable to all clients. Instead, price is on leads and is set through a bidding process.

Performance Based Engagement

DLQ generates additional revenue through a pay-for-performance marketing model on select advertisers’ offers. These offers are used as promotions on DLQ’s owned and operated brands or promoted via third party traffic partners (such as display advertising, email marketing, and social media partners). These third party traffic partners independently engage in digital marketing efforts to direct targeted web traffic to one of DLQ’s owned and operated brands. Push is paid on a successful lead or sale with this approach. Success criteria are dependent on the specific offer, but typically requires that any unique instance of web traffic results in a lead which is subsequently sold by DLQ.

BattleBridge Business Unit

BattleBridge, the agency services business unit of DLQ, is a full-service branding and digital marketing agency serving both external clients and other DLQ business units. BattleBridge offers branding and identity development in addition to digital strategy and media buying services, as well as all necessary ancillary and supporting services to enable the branding and digital practices.

Branding and identity development services include product and company naming, design and documentation of comprehensive branding standards around graphics, marks, colors, and typestyles, as well as verbal assets like value propositions, sales language, marketing claims, sales scripts, media releases, and seminal white papers.

Digital strategy and media buying services include planning, targeting, configuring, and executing all aspects of ad campaigns including design, copy, graphic art, video, music, promotional tactics, and distribution of ads via targeted media buying. BattleBridge currently uses targeted media buying with talent and is in process of integrating automation solutions obtained from DLQ’s other business units. Targeted media buying focuses primarily around Google AdWords, Bing Ads, Facebook, Instagram, TikTok, YouTube, and Amazon, all of which are included in BattleBridge’s services and talent sets. BattleBridge establishes individual goals with each client and provides periodic reporting based on those goals, often referencing Return on Ad Spend (“ROAS”) as the primary key performance indicator.

BattleBridge also provides online marketing services including search engine optimization (“SEO”), content marketing, funnel design and engineering, conversion optimization, videography, product photography, and email marketing.

DLQ initially intended to add the Rebel AI business unit as a marketing platform, however due to limitations of its usage and lack of proprietary application, DLQ has decided not to use this platform and will move forward with further developing its BattleBridge platform instead, which provides a subscription service for small businesses to use advanced marketing and advertising techniques. The exclusion of these assets would prevent additional cost for DLQ to integrate this business unit. The value of these assets were not contemplated in the merger valuation of DLQ.

Market Opportunity

DLQ participates in the digital advertising and lead generation markets. For Push, the lead generation market, which is global analysis, is forecast to grow worldwide with from $3.1B in 2021 to a $9.6B market by 2028, according to Mordor Intelligence’s Advertising Services Market report. The digital advertising market for BattleBridge’s addressable market, which is a sub-segment of the US Regional forecast, is expected to grow from US$68B (2021) to US$123B (2026). (Marketing Week, 2021).

Products

Push Business Unit

Marble: Marble is DLQ’s proprietary architecture that ingests data from their owned and operated brands as a “Consumer Data Profile”. Marble has been built as an internally facing tool that assembles repeated submissions with a common data point into unified consumer profiles to track engagement over time and across brands. These profiles are then validated by a series of third-party partners, who provide scores based on fraud probability, specific accuracy of data points, and the overall profile’s match rate to what resides in existing major data warehouses. These inputs are utilized to identify trends in captured consumer data, which informs both the traffic’s sources and brand teams of their ad campaign performance and overall quality of the leads being generated on DLQ owned funnels. These inputs are utilized to identify trends in captured consumer data, which informs both the traffic’s sources and brand teams of their ad campaign performance and overall quality of the leads being generated on DLQ owned brands.

Distribution of lead data for sale is handled through a live auction via a ping-post system. This allows Marble to solicit bids from several buyers for the same record simultaneously, while protecting the privacy and integrity of the lead until a winning bidder can be selected. Marble’s flexible distribution architecture allows DLQ to meet the unique requirements of each of their major data buyers and to adapt to new verticals as required throughout the year.

Outcome: Outcome is a self-service lead generation marketplace targeting SMB service providers within the United States. Outcome permits these customers to set specific criteria and pricing goals within the platform and accept delivery of consumer lead data at a regular cadence. This data is delivered via an API to the customer’s customer relationship management platform (“CRM”) along with rights to engage the consumer in marketing activities for their specific offering. Customer requests are fulfilled from DLQ’s owned and operated brand websites primarily derived from web traffic generated by DLQ’s internal agency.

Outcome utilizes a separate database instance built on the Marble architecture, providing their customers with similar end results that their own team has generated in DLQ’s lead generation business with Marble’s lead vetting and distribution tools. This shared architecture ensures the same security and stability infrastructure as their own primary products and services, thereby reducing the scope and improving the efficiencies of DLQ overhead.

Outcome’s sales process is based on minimal overhead and rapid turnaround between signup and lead delivery. This addresses many issues DLQ normally experiences through its traditional lead generation model with integrated agreements and disclaimers, improving onboarding efficiency through a do-it-yourself (“DIY”) solution, and standardizing delivery process to static CRM endpoints. This enables DLQ to scale up its sales process to address the inherently broader customer base associated with the SMB versus lead exchange markets.

Outcome’s customers enter into a data services agreement and/or lead generation services with pricing determined by a pre-set bid. All other terms and conditions are customized to the customer’s situation and needs.

BattleBridge Business Unit

BattleBridge revenue is derived from services rather than products. However, some popular services have been productized for ease of selling, notably its “Small Business Advertising” package at a standard price.

The Small Business Advertising package is a productized (standardized) offering that enables small businesses to use advanced marketing and advertising techniques for less than $1,000 per month by documenting concise parameters that enable the agency to deliver compact service packages made economically feasible by including exactly one campaign, one ad creative, one split test, etc. These accounts have been popular to enable entry level advertising clients to start out with advertising more cost effectively. All contracts entered into with customers are entirely custom and tailored to each customers’ needs and there are no standardized material terms or conditions. DLQ believes that because this is a subscription based model, it will be more cost effective to develop this product and increase subscription levels which will drive a more sustainable revenue base.

Product Development & Background

Marble, and subsequently Outcome, can find its roots in early 2019 as an initial project of the Push Interactive entity. This project was intended to facilitate the company’s transition into the lead generation space, and provide a competitive advantage to their internal team through the unification of disparate consumer web browsing sessions into unified profiles. These profiles would then be tracked, scored, and over time assemble a dataset to feed machine learning algorithms to provide increased guidance to both internal media buying teams as well as create better matching and filtering with lead buying clients.

Throughout 2019 and 2020, Marble began to take shape through a highly iterative process in close collaboration with its internal team of users. This high communicative environment allowed for a solution to be custom tailored to DLQ’s internal sales and marketing teams. This tailored solution allowed those teams to perform well above their baseline without the product, and in the years since, has only become more fitted to the internal requirements of the DLQ sales and marketing teams.

In 2021, the Marble user interface (“UI”) required a significant UI update to meet its extended use internally as a list management, SMS/Email marketing, and affiliate tracking solution. In response, the Product and Engineering teams began experimenting with client facing user interfaces and use cases which would enable access to higher margin and less concentrated markets.

In late 2021, Outcome had its initial rudimentary interfaces deployed, and into 2022 the initial batch of clients was onboarded in parallel with the Brands team’s expansion into deeper and more engaging content funnels in verticals where traditionally flat capture funnels were preferred. This has enabled Outcome to not only onboard SMB clients more effectively, but also to provide these higher margin/higher ticket clients with more engaged and purchase-ready consumers.

DLQ will focus on increasing subscription based revenue platforms to maximize customer utilization with the objective of building customer reliance on the services which in turn would result in a more sustainable revenue model.

DLQ Competitive Strengths

DLQ’s competitive strength is founded and based on their proprietary product suite; Marble and Outcome.

An additional competitive strength is DLQ’s capability to generate first party traffic through their owned and operated sites. Through traffic generated by Push’s internal agency, DLQ has end-to-end control of the consumer experience — from acquisition via digital marketing to internal utilization or monetization via sale of captured consumer data. This enables DLQ to ensure that all data generated is tied to a specific experience. The competitive advantage lies in DLQ’s ability to engage consumers in highly controlled and very specific web content experiences prior to their sale, resulting in higher engagement and conversion rates for their buyers.

Furthermore, DLQ can retain communication and access rights to these consumers, which enables DLQ to further monetize leads and track repeated consumer site visits and submissions over time. By increasing the subscription based suite of services, DLQ will gain an advantage in driving down the cost of acquisition within select verticals, increasing subscription based service offerings as well as being able to quickly identify new opportunities for brand and vertical development based on consumer interest.

In combination with a competitive advantage stemming from use of DLQ’s proprietary technology products — Media Buying and Data Management Platform, Marble, and Outcome, BattleBridge brings years of hands-on customer service and agency experience. Through Platform, BattleBridge can gain efficiency through automated buying, Through Marble, it can utilize cost saving support, including lead scoring and traffic generation.

Revenue Model

For the fiscal years ended December 31, 2023 and 2023, respectively, DLQ had several business areas that generate revenue under the Push Business Unit and the BattleBridge Business Unit. Revenue generated for years 2023 and 2022, was primarily generated from the Push Business Unit consisting of the following as of December 31 in the following years:

	Point in Time
	2023	2022
Lead Generation	$2,411,478	$11,540,265
Affiliate Management	$9,730,621	6,441,775
Reengagement	-	2,253,496
Revenue	$12,142,099	$20,235,536

Push Business Unit:

The Push business unit creates revenue in the following major groupings:

(1)	Lead Generation: DLQ drives consumers to branded funnels, selling the lead to a variety of buyers using a managed service auction. This includes:

(i)	Lead Generation

(ii)	Inbound Calls

(iii)	Secondary Data Sales

(2)	Reengagement: DLQ drives consumers to advertisers on a performance basis using their internal media, brand assets or partners. This includes:

(i)	Internal media buying as a publisher for advertisers

(ii)	Third party traffic partners as publisher for advertisers

(3)	Affiliate Management: DLQ will generate revenue on the brands that are owned and operated from advertising related activities, such as:

(i)	On-website advertising (e.g., banner ads)

(ii)	Sponsored content placements (newsletter or content ads)

(4)	Subscription Revenue: DLQ captures all of the revenue sectors through the onboarding of direct buyers, partners, consumers and advertisers through a simple DIY marketplace named Outcome.

BattleBridge Business Unit:

Among various clients, BattleBridge deploys two distinct business models, depending on the attributes and parameters of the client opportunity.

(1)	Percent of Ad Spend: The primary business model for most accounts is the traditional agency management fee derived as a percentage of Ad Spend (the client’s total advertising budget for one month.)

(2)	Shared Revenue Partnership. Fewer clients are engaged under the Shared Revenue Partnership model; however, these accounts tend to be larger volume accounts, producing a substantial share of the Agency business unit’s revenue. An example would be client with whom BattleBridge has entered a shared revenue partnership selling nutritional supplements for beauty, brain health, fitness, and sexual health. BattleBridge established and launched this brand from origin, including establishing the identity, brand, product lines, packaging, and all e-commerce marketing services.

DLQ Strategy

DLQ intends to grow its business by developing the following strategies that address each of its business units, collectively and separately.

Push Business Unit

Primarily, the Push business unit is engaged in the larger, enterprise focused lead exchange market. This involves the sale of a high volume of leads to a primary buyer.

Regarding its lead generation business, DLQ’s growth strategy revolves around a few key goals:

(1)	Direct Sale of First Party Data. DLQ has begun shifting towards a small and medium sized business (“SMB”) focused solution to alleviate various issues associated with the lead exchange model. This involves vertical integration and competing directly with the lead exchanges who currently work with these clients. DLQ has begun to validate the advantages of working directly with these buyers through DLQ’s initial SMB clients through their product suite.

(2)	Expanding DLQ Brands in Additional Verticals. In collaboration with DLQ’s clients, as well as through growing their industry presence, DLQ has identified several verticals in which to operate. These verticals have and continue to establish owned and operated brands which provide content experiences that adapt to market feedback and traffic demands. Currently DLQ is focused on the following verticals for each of its revenue models:

(A)	Insurance: DLQ drives consumers to content-related brand content and funnels to compare and receive quotes from major insurance providers in the following sectors:

(i)	Health & Medicare

(ii)	Auto Insurance

(iii)	Life Insurance

(B)	Home: DLQ markets around various home service needs to drive consumers to receive quotes and/or appointments for residential repair, replacement or services such as:

(i)	Exterior (e.g. roofing, windows, gutters)

(ii)	Interior (e.g. bath, kitchen, general contracting)

(iii)	Accessory (e.g. security, data, smart home)

(C)	Lifestyle: DLQ utilizes surveys, polls and questionnaires to deliver highly personalized content to consumers as a method to improve their well-being or mind-set:

(i)	Political

(ii)	E-Commerce

(iii)	Spiritual Guidance

(iv)	Health and Wellness

(D)	Emerging: DLQ drives consumers to up and coming platforms, services and markets such as solar, electric vehicles, green energy and alternative health.

(3)	Diversifying DLQ’s Customer Base: DLQ’s customers primarily consist of lead exchanges and resellers. These primary buyers may fluctuate seasonally, or in response to market trends. DLQ’s goal is to increase their buyer base through several initiatives, including:

(A)	Identifying and onboarding new buyers in existing verticals.

In parallel with increased business development, management is focused on providing additional operational efficiencies to speed up the onboarding process of new clients, such as reducing any internal process delays around contract approvals, and shifting engineering resources to accommodate customer needs. Management believes these operational efficiencies will result in the faster turnaround of testing new Lead Exchange buyers.

(B)	Targeting SMBs for DLQ’s Outcome product.

DLQ intends to take measures to increase margins and reduce seasonal volatility with a focus downstream of their current Lead Exchange buyers, to selling more directly to the end service provider. This removal of a “middle-man” has been identified to result in significantly higher margins and per lead sale prices with an increased focus on lead quality.

DLQ believes it will gain competitive advantages by providing more engaged consumer data, and improving its ability to tailor consumer experiences to specific regional/local buyers (including white-labelling where appropriate). DLQ is already providing the higher contact rates from internal agency traffic these downstream buyers have required. This is being actively validated with several test clients across three primary verticals (Roofing, Electric Vehicles, and Medicare) and their feedback has been critical to driving this goal forward. As DLQ expands its downstream buyer pool into 2023, it plans to further diversify its revenue and customer base.

Finally, as DLQ expands the pool of customers through a SMB approach, there is also an opportunity to mitigate seasonality through direct relationships with local and regional businesses which also adapt to seasonality. (e.g. roofing companies that seasonally focus on gutters, ice dams, or other seasonal related services). The direct relationships DLQ has with these companies also enable DLQ to better understand the offseason sales strategies used by many of these companies and assist them with building a base of exclusive consumer leads in anticipation of the next season.

(4)	Integration of Existing DLQ Intellectual Property

DLQ has a number of platforms and services which engage in related, but historically separate, services. The goal is to build as much connective tissue between these platforms wherever it is viable to meet an identified client or market demand.

This is most applicable between Marble and Outcome. The initial success of Outcome has provided a number of potential areas where the SMB focused self-service platform can provide additional efficiencies for the Lead Exchange sales team’s processes. DLQ is looking to extend an instance of the Outcome portal to provide the Lead Exchange sales team with an Outcome for Enterprise model. This primary difference between Outcome and its Outcome for Enterprise solution will be access to a ping-post live auction system (a system where bids are solicited based on partial data from multiple buyers and where the highest bid receives the full data record), rather than a strict order and delivery solution favored by smaller buyers, rather than a strict order and delivery solution favored by smaller buyers. In late 2022, DLQ will begin transitioning select buyers out of the Lead Exchange Buyer pool into a new Outcome for Enterprise solution. This will allow Outcome clients to engage in a ping-post bidding process to provide a lower cost, more competitive lead market option.

BattleBridge Business Unit

BattleBridge’s strategy focuses on expanding to serve additional clients in growing industries including senior living, medical services, and consumer products for consumers aged 55 and older. These sectors are attractive to DLQ for the following reasons:

●	Senior Living: The US senior living market totaled US$87.4B in 2021 and is forecasted to expand at a compound annual growth rate (“CAGR”) of 5.48% through 2030; driven by a swelling geriatric population growing from 52 million (2018) to more than 95 million (2060). (Grandview Research, 2021)

●	Medical Services: Similarly based on the same aging population, the medical services market was estimated at US$456.6B in 2021 and forecasted to grow at a CAGR of 5.76% through 2030 to more than US$755B. (Grandview Research, 2022)

●	Consumer 55+: Again, based on an aging population, products designed for consumers 55 and older will expand dramatically in the coming decade. By 2030, seniors are forecast to spend nearly US$15 Trillion, up from $8.7 Trillion in 2020. (Fengler, 2021)

Sales & Marketing

Push Business Unit

Push takes an account-based marketing approach, building and expanding their pool of commercial partners based on established and developing relationships within the lead-generation industry. DLQ collects feedback directly from customers and prospective customers to garner insights that help drive their decisions around both business and product development. DLQ testing and validation is handled in real time with their primary in-house user base for Marble, and in close collaboration with their Outcome customers.

DLQ’s auction-based lead generation channel along with Outcome’s on-demand lead generation platform provide us with a broad addressable market spanning both enterprises down through SMB clients. These opportunities are managed by split sales teams between the Lead Exchange (Enterprise) team and the Outcome (SMB) teams. This allows their sales teams to collaborate through frequent in-house communication, while maintaining independent focuses and compensation strategies. This ultimately drives towards return-on-investment-positive marketing expenditures across the entire DLQ sales force.

Further expansion of DLQ’s sales team will play a critical role in the next phase of their evolution as a company, with key ongoing investments in their team and leadership. While their products and customer pools continue to scale according to their models, DLQ believes there are significant opportunities to grow into new markets and verticals in 2023. Increased efforts with both sales and marketing will enable us to capitalize on the continuing momentum they are building. DLQ expects to expand their resources to grow their personnel and leadership teams to facilitate these longer term objectives.

BattleBridge Business Unit

BattleBridge uses multiple strategies to increase revenue by expanding individual client accounts with additional services, and by adding more clients in growing industries.

●	Sales management estimates that “APAR” (average per-account revenue) can be increased by migrating to higher pricing models for new accounts and adding additional services to established accounts.

●	Simultaneously, BattleBridge will expand shared revenue partnerships in the medical and 55+ products channels. Paying based on gross margin (rather than percentage of ad spend) gives this pricing model a higher upside for long-term growth accounts.

●	BattleBridge will also continue to sell new small business clients into the productized “Small Business Advertising” package discussed above, creating additional revenue.

DLQ believes that there is an opportunity to establish cross-selling across the various products and services of all DLQ business units. In addition, DLQ intends to begin group sales for all DLQ business units, marketing to groups (like trade associations, professional organizations, training bodies, etc.) and acquiring bundles of customers with a single sales approach.

Markets, Geography, and Seasonality

DLQ’s products and services are predominantly sold in North America. Based on current and historical balance sheets and statement of operations, it appears that the business and operations experience seasonality with respect to DLQ’s sales though such seasonality is difficult to predict. Although DLQ believes its customers’ historical buying patterns and budgetary cycles may be a factor that impacts quarterly sales results, DLQ is not able to reliably predict its sales based on seasonality because outside factors, such as timing, introduction of new products and services, and other economic factors impacting DLQ’s industry, can also substantially impact revenues during the year.

Major Customers

Approximately 87% of revenues were generated from two customers and 53% of revenues were generated from two customers during the years ended December 2023 and 2022, respectively. For the period ended December 31, 2023, the two customers were Quinstreet and Regal Nutra.

On April 14, 2020, Push Interactive LLC (“Push”) entered into agreement to provide online leads, clicks (non-display), display, email publishers and call center leads to Quinstreet, Inc. Quinstreet will pay Push for each valid lead within thirty (30) days following the end of each calendar month. The amount per valid lead owed to Quinstreet is calculated by the platform. The agreement can be terminated upon three days written notice by either party.

On November 8, 2022, Logiq, Inc., a Delaware corporation (“Logiq”), and BattleBridge Acquisition Co., LLC, a wholly owned subsidiary of the Company (“Battlebridge”), entered into a Managed Services Agreement (the “MSA”) with Regal Nutra to provide certain affiliate management, website development, lead generation, email management, and search engine optimization services (collectively, the “Services”) through the Company’s platform. Fees are agreed upon between the parties at the time of the ad placement. The MSA terminated on October 31, 2023.

Research & Development

DLQ engages in a continuous review process of both customer and internal feedback to identify new and validate existing research and development (“R&D”) projects. DLQ engages in a rapid prototyping and discovery process to identify new feature-functionality within their products. Utilizing low and high-fidelity prototyping, customer interviews, and internal ticketing systems to collect feedback, DLQ is engaged in continual iteration and improvement of its product offerings. These prototypes are then reviewed by a committee consisting of marketing, sales, engineering, and product team members and an R&D initiative is added to their roadmap. All R&D initiatives require the establishment of clear and measurable success criteria as part of their introduction into the product roadmap.

Current items in the R&D include:

(1)	Outcome to onboard new SMB client demand: In order to provide additional stability and higher margins within each vertical, DLQ will continue to develop a deeper pool of more regional, direct or specialized buyers through the Outcome platform. The primary issue around this is the onboarding and management process to improve time to market.

(2)	Hyper-verticalization to deepen customer relationship: DLQ will create more value, data and revenue by going deeper into active markets. The deeper DLQ dives into a vertical the more they engage with consumers, allowing them to stay in touch with how they will consume media in the future. These strategies include:

(i)	Deepening owned and operated brands and consumer experiences

(ii)	Writing insurance policies

(iii)	Accepting payment for home services

(iv)	Call centers

(3)	Improve customer acquisition strategy for DLQ agencies: DLQ can acquire additional traffic through new channels or methods not currently addressed. In addition, DLQ can improve traffic performance by targeting consumers within a vertical in which they already participate. These include:

(i)	Expansion of traffic sources (such as TikTok and connected television)

(ii)	Content Based Engagement (such as search engine optimization and contextual ad targeting)

(iii)	Lead Nurturing (such as engagement through mobile apps)

(4)	Core Expansion of DLQ’s Customer Data Platform (“CDP” which includes Marble and Outcome): DLQ is accelerating the acquisition of first-party data in order to increase the margins around its brands. This will require a more robust intent identification solution that can assemble pools of consumers for use in both online and offline channels. This will expand the following functionality of the Marble platform:

(i)	Consumer Identification

(ii)	Intent Segmentation

(iii)	Analytical Signals

Competition

DLQ’s business is rapidly evolving and becoming more competitive in the digital transformation phase of the Internet. Its current and potential direct competitors include: (i) advertising companies, web design firms and other digital marketing companies; (ii) a number of indirect competitors, include media companies, web portals, comparison shopping websites, and web search engines, either directly or in collaboration with SMBs and (iii) larger public companies such as:

(i)	Results-based advertising: AdTheorent (“ADTH”)

(ii)	Consumer Engagement: Braze (“BRZE”), Quinstreet (“QNST”) and EverCommerce (“EVCM”)

(iii)	Verticalized: Cardlytics (“CDLX”) and Porch Group (“PRCH”)

DLQ believes that the principal competitive factors in the digital marketing business include ease of use, access to high quality first and third party traffic, affordability, and broad range of functionality. Many of its current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. DLQ may adopt more aggressive pricing and devote more resources to technology, functionality and ease of use and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

DLQ faces competition principally from regional players that operate across several markets in the U.S. DLQ also faces competition from single-market players.

DLQ competes to attract, engage, and retain buyers based on the variety and value of products and services listed on its marketplace. DLQ also competes to attract and retain sellers based on the number and engagement of buyers, the effectiveness and value of the marketing services offered, commission rates, and the usefulness of the services provided including data and analytics for potential buyer targeting and the availability of support services.

Intellectual Property

DLQ has acquired the rights to Patent # 10,756,898 issued August 25, 2020 for content delivery verification and is expected to expire on April 11, 2039.

DLQ has acquired the rights to 12 unregistered trademarks and trade names including “DLQ, Inc.” and “DataLogiq.”

Government Approval

The Company does not believe that any government agency approval is required for the products and services that they or their subsidiaries provide to DLQ’s customers.

Government Regulations

DLQ and their clients currently use pseudonymous data about Internet and mobile app users on the platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to end users based on their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity, or their relationships with DLQ clients. Such data is passed to DLQ from third parties, including original equipment manufacturers, application providers, and publishers. DLQ does not use this data to discover the identity of individuals, and DLQ currently prohibits clients, data providers and inventory suppliers from importing data that directly identifies individuals onto the platform.

DLQ’s ability, like those of other advertising technology companies, to collect, augment, analyze, use and share data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices and similar and associated technologies are governed by U.S. and foreign laws and regulations and dependent upon their implementation within the industry ecosystem. Such laws, regulations, and industry standards may change from time to time, including those relating to the level of consumer notice, consent and/or choice required when a company employs cookies or other electronic tools to collect data about interactions with users online.

In the U.S., both federal and state legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states. Much of the federal oversight on digital advertising in the U.S. currently comes from the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. However, there is increasing consumer concern over data privacy in recent years, which has led to a myriad of proposed legislation and new legislation both at the federal and state levels, some of which has affected and will continue to affect DLQ’s operations and those of their industry partners. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data.

The CCPA creates individual data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on and rules regarding the “sale” of personal information (interpreted by many observers to include common advertising practices), and creates a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope. There have been many class action lawsuits filed invoking the CCPA outside of the private right of action provided for by the law. It is unclear at this point whether any of these claims will be accepted by the courts. In addition, the California Privacy Rights Act (“CPRA”), recently passed, which will impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt out for behavioral advertising. When the CPRA goes into full effect in January 2023, it will impose additional restrictions on DLQ and on their industry partners; it is difficult to predict with certainty the full effect of the CPRA and its implementing regulations on the industry.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. The CPRA similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes, and allows for AG rulemaking to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (as it arguably is to some degree under the CCPA regulations), or is agreed upon by standard setting groups, DLQ may have to change its business practices, DLQ’s clients may reduce their use of the platform, and DLQ’s business, financial condition, and results of operations could be adversely affected.

Furthermore, additional governmental regulations, including foreign governmental regulations, may affect DLQ’s business. For more information, see the section titled “Risk Factors”.

Recent Developments

BeOp Binding LOI and License Agreement

On February 29, 2024, the Company entered into two agreements with The Odyssey SAS (dba BeOp) (“BeOp”), a company organized under the laws of France specializing in conversational advertising: (i) the parties entered into a binding Letter of Intent (the “Binding LOI”) whereby the Company is bound to acquire 100% of the ownership of BeOp, subject to certain closing conditions (the “Acquisition”) and (ii) an interim exclusive joint venture and software license agreement (the “Interim License Agreement”) pursuant to which the Company obtained an exclusive license to commercialize the BeOp software in North America during the period between signing the Binding LOI and the expected closing (the “BeOp Closing”).

BeOp has developed a new integrated and simplified media-independent advertising system, designed to (i) increase the performance of advertising campaigns, and (ii) bring advertisers and media agencies closer together, by considerably simplifying the value chain and thus better remunerating publishers. BeOp’s SAAS software suite offers modern programmatic advertising, behavioral and audience data enhancing engagement while increasing advertising spend.

DSL Acquisition

On June 28, 2024, the Company entered into an Equity Exchange Agreement (the “DSL Exchange Agreement”) with DSL Digital, LLC, a Utah limited liability company (“DSL”) and Gregg Greenberg, the sole member of DSL (“Seller”) wherein Seller 51% of the issued and outstanding membership interests of DSL to the Company in exchange for 3,242,875 shares of Company common stock, (“DSL Exchange Consideration”) 10%, of which will be held (the “Holdback Shares”) to be released 18 months from the closing date. The DSL Exchange Consideration shall be subject to a lock-up for 2 years from the closing date. As a result, DSL will become a majority-owned subsidiary of the Company and their operating results will be consolidated with the financial statements of the Company.

DSL, a global marketing platform with proprietary artificial intelligence technology that enables it to triple the performance of its competitors (for Fortune 500 companies such as SAP and Accenture). DSL’s fast-growing B2B and DTC advertising channels are now able to create unique, never-before-seen programs for brands and publishers using the BeOp platform, forming the basis for the launch of Collective Audience, Inc’s “Audience Service” offering and its expansion into B2B advertising and media.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Unless expressly indicated or the context requires otherwise, the terms “Collective Audience” the “Company,” the “Registrant,” “we,” “us” and “our” in this Annual Report refer to Collective Audience, Inc., the parent entity formerly named Abri SPAC I, Inc., after giving effect to the Business Combination, and as renamed Collective Audience, Inc., and where appropriate, our subsidiaries (including DLQ).

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this “Risk Factors Summary” section, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

●	Nasdaq may delist our common stock from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our ability to be successful after the Business Combination will be totally dependent upon the efforts of our key personnel, some of whom may join us post-Business Combination. While we intend to closely scrutinize any individuals we engage, our assessment of these individuals may not prove to be correct.

●	Negative Operating Cash Flow.

●	DLQ is subject to risks associated with changing technologies in the digital marketing industry, which could place DLQ at a competitive disadvantage.

●	Defects or errors in DLQ’s platform and products could harm its reputation, result in significant costs and impair its ability to market their products and services.

●	If DLQ is unable to reliably meet their data storage and management requirements, or if they experience any failure or interruption in the delivery of their services over the Internet, customer satisfaction and DLQ’s reputation could be harmed and customer contracts may be terminated.

●	DLQ’s future success depends on their ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

●	New entrants and the introduction of other platforms in DLQ’s markets may harm DLQ’s competitive position.
●	DLQ has substantial customer concentration, with a limited number of customers accounting for a substantial portion of our Revenues.

●	Attrition of customers and failure to attract new customers could have a material adverse effect on DLQ’s business, financial condition and results of operations, and cash flows.

●	Increasing competition and increasing costs within DLQ’s customers’ industries may affect the demand for their products and services, which may affect its results of operations and financial condition.

●	DLQ relies on third-party providers to license certain intellectual property and to provide internet services, and any failure by these third-party providers to continue to license any intellectual property or to provide reliable services could cause DLQ to lose customers and subject it to claims for credits or damages, among other things.

●	If DLQ is unable to transfer existing customers or acquire new customers, its operating results will be harmed. Likewise, potential customer turnover in the future, or costs it incurs to retain its existing customers, could materially and adversely affect its operating results.

●	We will, in the future, issue additional common shares, which will reduce investors’ percent of ownership and dilute our share value.

●	The Public Warrants may never be in the money, and they may expire worthless.

●	The market price of our Common Stock may be volatile, which could result in substantial losses for investors.

●	Our principal stockholders and management own a significant percentage of our Common Stock and will be able to exercise significant influence over matters subject to stockholder approval.

●	We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Public Warrants worthless.

●	We anticipate the need to sell additional authorized shares in the future. This will result in a dilution to our existing shareholders and a corresponding reduction in their percentage ownership in the Company.

Risks Relating to the Company’s Business

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had $612,183 in cash and a working capital deficit of $2,875,377. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital, increase revenues or to consummate any further business combinations will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate any current or future offering(s) or our inability to continue as a going concern.

We have consummated only two business combinations, which causes us to be dependent on a limited number of businesses which may have a limited number of products or services.

As discussed herein, we consummated our initial Business Combination with DLQ, Inc. and subsequently, the acquisition of 51% of the issued and outstanding membership interests of DSL, Inc. As such, we have a lack of diversification that may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of two business, or

●	dependent upon the development or market acceptance of a limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to the Business Combination.

The success of our business depends, in part, on our ability to execute on our acquisition strategy.

A portion of our historical growth has occurred through acquisitions, and we anticipate continued growth through acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on terms acceptable to us. A significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger a review by the U.S. Department of Justice, or “DOJ”, and the U.S. Federal Trade Commission, or “FTC”, under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions also involve risks that the businesses acquired will not perform as expected, that our judgments concerning the value, strengths and weaknesses of acquired businesses will prove wrong or that we will incur unanticipated costs as a result of a transaction. We may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, environmental liabilities, contingent consideration and liabilities for employment practices. In addition, an acquisition could result in the impairment of client relationships and other acquired assets such as goodwill. We may also incur costs and experience inefficiencies to the extent an acquisition expands the services, markets or geographies in which we operate due to our limited exposure and experience. Acquisitions can also involve post-transaction disputes regarding a number of matters, including a purchase price or working capital adjustment, earn-out or other contingent payments, environmental liabilities, and indemnification or other obligations. Acquisitions also place significant demands on our management’s time, which may divert their attention from our day-to-day business operations, and may lead to significant due diligence and other expenses regardless of whether we pursue or consummate any acquisition. We may also not be able to manage our growth through acquisitions due to the number and the diversity of the businesses we have acquired or for other reasons. Acquisitions may require that we incur additional debt to finance the transaction, which could be substantial and limit our operating flexibility or, alternatively, acquisitions may require that we issue stock as consideration, which could dilute share ownership. If any of these risks were to occur, our business, financial condition and results of operations may be adversely affected.

 Any inability to successfully integrate our recent or future acquisitions, or realize their anticipated benefits, could have a material adverse effect on us.

Acquisitions have required, and in the future will require, that we integrate into our existing operations separate companies that historically operated independently or as part of another, larger organization, and had different systems, processes and cultures. Risks involved with the successful integration of an acquired business include, but are not limited to:

●	assimilating personnel and operating and administrative departments, including finance;

●	integrating operations under differing legal and regulatory regimes and any governmental contracting work;

●	diverting management’s attention and that of the acquired business;

●	merging and updating different accounting and financial reporting systems and policies, including with respect to revenue recognition, and systems of internal controls;

●	merging computer, technology and other information networks and systems;

●	disrupting relationships with or losses of key clients and suppliers of our business or the acquired business;

●	interfering with, or loss of momentum in, our ongoing business or that of the acquired company;

●	failure to retain our key personnel or that of the acquired company; and

●	delays or cost-overruns in the integration process.

We may not be able to successfully integrate any business we have acquired or may acquire, or may not be able to do so in a timely, efficient or cost-effective manner. Our inability to effectively complete the integration of new businesses on schedule and in an orderly manner could increase costs and lower profits. Our inability to manage our growth through acquisitions, including the integration process, and to realize the anticipated benefits of an acquisition could have a material adverse effect on our business, financial condition and results of operations.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2023 and these or other material weaknesses could continue to materially impair our ability to report accurate financial information in a timely manner.

As of December 31, 2023 (the period covered by this Annual Report), the Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to the identified material weaknesses in internal control over financial reporting as discussed below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Based on this assessment, management concluded that, as of December 31, 2023, its internal control over financial reporting was not effective due to the existence of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Management identified material weaknesses in the Company’s internal control over financial reporting primarily related to limited finance and accounting staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company continued to undergo organizational changes in 2023, including the resignation of the principal financial officer and the decision to operate with a very lean finance and accounting department. Despite performing some remediation activities in 2024 including bringing new staff up to speed with key processes, the Company lacked the resources to fully monitor and operate internal controls of financial reporting.

Management continues to evaluate the material weaknesses discussed above and is implementing its remediation plan. However, assurance as to when the remediation efforts will be complete cannot be provided and the material weaknesses cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot assure readers that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weaknesses identified or to avoid potential future material weaknesses.

Continued failure to remediate current material weaknesses and establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As discussed below, we have identified internal control weaknesses, and need to undertake various actions, such as implementing new internal controls, new systems and procedures and hiring additional accounting or internal audit staff, which could increase our operating expenses. In addition, we may identify additional deficiencies in our internal control over financial reporting as part of that process.

In addition, if we are unable to resolve internal control deficiencies in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.

 Risks Relating to the Company’s Management Team

Our ability to be successful after the Business Combination will be totally dependent upon the efforts of our key personnel, some of whom joined us post-Business Combination. While we intend to closely scrutinize any individuals we engage, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect and continue operations post-Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, post- Business Combination. None of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our operations. In addition, other than our Chief Executive Officer, Peter Bordes, and our Chief Operating Officer and Interim Chief Financial Officer, Christopher Andrews, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

Additionally, some members of the management team may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Members of our management team may have affiliations with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Members of our management team may have affiliations with companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with ours.

Risks Related to DLQ’s Business

Currently, the Company’s operations are primarily through its subsidiaries, DLQ, Inc. and, subsequent to the period covered by these financial statements, DSL Digital, LLC.

Negative Operating Cash Flow.

DLQ has negative cash flow from operating activities. There is no assurance that sufficient revenues will be generated in the near future. To the extent that DLQ has negative operating cash flows in future periods, it may need to deploy a portion of its existing working capital to fund such negative cash flows.

DLQ is subject to risks associated with changing technologies in the digital marketing industry, which could place DLQ at a competitive disadvantage.

The successful expansion of DLQ’s business strategy requires DLQ to continuously evolve its existing solutions and introduce new solutions to meet customers’ needs. DLQ believes that its customers rigorously evaluate DLQ’s solution and service offerings on the basis of a number of factors, including, but not limited to: quality; price competitiveness; technical expertise and development capability; innovation; reliability and timeliness of delivery; operational flexibility; customer service; and overall management.

DLQ’s success depends on their ability to continue to meet its customers’ changing requirements and specifications with respect to these and other criteria. There can be no assurance that DLQ will be able to address technological advances or introduce new offerings that may be necessary to remain competitive within the digital marketing industry.

Systems failures could cause interruptions in DLQ’s services or decreases in the responsiveness of DLQ’s services which could harm DLQ’s business.

If DLQ’s systems fail to perform for any reason, they could experience disruptions in operations, slower response times, or decreased customer satisfaction. DLQ’s ability to provide digital marketing services successfully and provide high quality customer service depends on the efficient and uninterrupted operation of its hosting company’s computer and communications hardware and software systems. Although unlikely, DLQ’s hosting company’s systems are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, and similar events. Any systems failure that causes an interruption in DLQ’s services or decreases the responsiveness of DLQ’s services could impair their reputation, damage our brand name, and materially adversely affect DLQ’s business, financial condition and results of operations and cash flows.

If DLQ’s security is breached, its business could be disrupted, its operating results could be harmed, and customers could be deterred from using DLQ’s products and services.

DLQ’s business relies on the secure electronic transmission, storage, and hosting of sensitive information, including financial information, and other sensitive information relating to its customers, company, and workforce. As a result, DLQ face some risk of a deliberate or unintentional incident involving unauthorized access to its computer systems (including, among other methods, cyber- attacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, DLQ has devoted significant resources to protecting and maintaining the confidentiality of its information, including implementing security and privacy programs and controls, training DLQ’s workforce, and implementing new technology. DLQ does not guarantee that these programs and controls will be adequate to prevent all possible security threats. DLQ believes that any compromise of its electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of its computing assets and networks, would adversely affect its reputation and ability to fulfill contractual obligations, and would require DLQ to devote significant financial and other resources to mitigate such problems, and could increase future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of DLQ’s security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing DLQ’s products and services in the future or prompting them to use competing service providers.

Delays in the release of new or enhanced products or services or undetected errors in DLQ’s products or services may result in increased costs, delayed market acceptance of their products, and delayed or lost revenue.

To achieve market acceptance, new or enhanced products or services can require long development and testing periods, which may result in delays in scheduled introduction. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in new or existing customers from using these new or enhanced products or services or the loss of new or existing customers. In addition, new or enhanced products or services may contain a number of undetected errors or “bugs” when they are first released. Although DLQ extensively tests each new or enhanced product or service before it is released to the market, there can be no assurance that significant errors will not be found in existing or future releases. As a result, in the months following the introduction of certain releases, DLQ may need to devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected.

Defects or errors in DLQ’s platform and products could harm its reputation, result in significant costs and impair its ability to market their products and services.

DLQ’s products and software may contain defects or errors, some of which may be material. Errors may result from DLQ’s own technology or from DLQ’s cloud-based solutions with legacy systems and data, which DLQ did not develop. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing products are released. The likelihood of errors is increased when DLQ has more frequent releases of new products, services and enhancements of existing products. DLQ has, from time to time, found defects in their software. Although these past defects have not resulted in any litigation against DLQ to date, they have invested significant capital, technical, managerial, and other resources to investigate and correct these past defects and they have needed to divert these resources from other development efforts. In addition, material performance problems or defects in DLQ’s products may arise in the future. Material defects in DLQ’s cloud-based solutions could result in a reduction in sales, delay in market acceptance of services, or credits or refunds to DLQ’s customers. In addition, such defects may lead to the loss of existing customers and difficulty in attracting new customers, diversion of development resources, or harm to DLQ’s reputation. Correction of defects or errors could prove to be impossible or impractical. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect DLQ’s operating results.

If DLQ is unable to reliably meet their data storage and management requirements, or if they experience any failure or interruption in the delivery of their services over the Internet, customer satisfaction and DLQ’s reputation could be harmed and customer contracts may be terminated.

As part of DLQ’s current business model, it delivers its services over the Internet and store and manage hundreds of terabytes of data for its customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which it expects to continue to increase over time. If DLQ does not reliably meet these data storage and management requirements, or if they experience any failure or interruption in the delivery of their services over the Internet, customer satisfaction and reputation could be harmed, leading to reduced revenues and increased expenses. DLQ’s hosting services are subject to service-level agreements and, in the event that they fail to meet guaranteed service or performance levels, they could be subject to customer credits or termination of these customer contracts. If the cost of meeting these data storage and management requirements increases, DLQ’s results of operations could be harmed.

Upgrading DLQ’s products and services could result in implementation issues and business disruptions.

DLQ updates their products and services on a periodic basis. In doing so, they face the possibility that existing customers will find the updated product and/or service unacceptable, or new customers may not be as interested as they have been in the past versions. Furthermore, translation errors might introduce new software and/or technical bugs that will not be caught.

New entrants and the introduction of other platforms in DLQ’s markets may harm DLQ’s competitive position.

The markets for development, distribution, and sale of offering SMB’s digital marketing solutions to establish a brand presence for their business are rapidly evolving. New entrants seeking to gain market share by introducing new technology, new products, and new platforms may make it more difficult for DLQ to sell their products and services which could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

DLQ’s future success depends on their ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

DLQ’s sales depend on their ability to anticipate our existing and prospective customers’ needs and develop products and services that address those needs. DLQ’s future success will depend on their ability to develop new products and strategies, anticipate technological improvements and enhancements, and to develop products that are competitive in the rapidly changing digital marketing industry. Introduction of new products and product enhancements will require coordination of DLQ’s efforts with their customers to develop products that offer performance metrics and features desired by their customers and performance and functionality superior or more cost effective than solutions offered by our competitors. If DLQ fails to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of their customers as scheduled, its operating results will be materially and adversely affected, and DLQ’s business and prospects will be harmed. DLQ cannot assure that product introductions will meet their anticipated release schedules or that their products will be competitive in the market. Furthermore, given the rapidly changing nature of the mobile apps market, there can be no assurance DLQ’s products and technology will not be rendered obsolete by alternative or competing technologies.

DLQ’s cost structure is partially fixed. If revenues decline and they are unable to reduce costs, their profitability will be adversely affected.

DLQ’s cost structure is partially fixed, and if their revenues decrease, these fixed costs will not be reduced. DLQ bases their cost structure on historical and expected levels of demand for DLQ’s services, as well as fixed operating infrastructure, such as computer hardware, software, and staffing levels. If demand for DLQ’s services declines, and as a result, DLQ’s revenues decline, DLQ may not be able to adjust its cost structure on a timely basis and their profitability may be materially adversely affected.

DLQ has substantial customer concentration, with a limited number of customers accounting for a substantial portion of our Revenues.

DLQ currently derives a significant portion of its revenue from two customers. Approximately 87% of revenues were generated from these two customers for the year ended December 31, 2023 and 55% of revenues were generated from two customers for the year ended December 31, 2022. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for DLQ to predict the future level of demand for its services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers, especially DLQ’s two largest customers, may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of DLQ’s control. For instance, the MSA terminated on its terms on October 31, 2023. Further, some of DLQ’s contracts with these larger customers permit them to terminate DLQ’s services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, DLQ could be pressured to reduce the prices they charge for services which could have an adverse effect on DLQ’s margins and financial position, and could negatively affect DLQ’s revenues and results of operations and/or trading price of its common stock. If any of DLQ’s largest customers terminates their services, such termination would negatively affect DLQ’s revenues and results of operations and/or trading price of its common stock.

There can be no assurance that DLQ will be successful in maintaining their existing contractual relationships with customers.

DLQ’s customers have in the past, and may in the future, negotiate agreements that are short-term and subject to renewal, non-exclusive and/or terminable at the option of the customer on relatively short notice or no notice and without penalty. In the event that such contracts are terminated, the customer is generally required to pay DLQ costs associated with any work completed as of the date of the termination. While contract termination is rare, there can be no assurance that long-term contractual relationships will not be terminated, which could adversely affect DLQ.

 Attrition of customers and failure to attract new customers could have a material adverse effect on DLQ’s business, financial condition and results of operations, and cash flows.

Although DLQ offers digital marketing services designed to support and retain their customers, their efforts to attract new customers or prevent attrition existing customers may not be successful. If DLQ is unable to retain existing customers or acquire new customers in a cost-effective manner, their business, financial condition and results of operations, and cash flows would likely be adversely affected. Although DLQ has spent significant resources on business development and related expenses and plans to continue to do so, these efforts may not be cost-effective at attracting new customers.

DLQ’s ability to sustain or increase revenues will depend upon their success in entering new markets, continuing to increase their customer base, and in deriving additional revenues from existing customers.

One component of DLQ’s overall business strategy is to derive more revenues from existing customers by expanding their use of DLQ products and services. Such strategy would have DLQ customers utilize its platforms and their tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed business decisions during the research and development process. In addition, DLQ seeks to expand into new markets, and new areas within DLQ’s existing markets, by potentially acquiring businesses in these markets, attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets, and developing marketing programs to address these needs. If successfully implemented, these strategies could increase the usage of DLQ’s platforms from SMBs operating within DLQ’s existing customer base, as well as by new customers in other industries. However, if these strategies are not successfully implemented, DLQ’s products and services may not achieve market acceptance or penetration in targeted new departments within their existing customers or in new industries. As a result, DLQ may incur additional costs and expend additional resources without being able to sustain or increase revenue.

Some of DLQ’s products and services utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect DLQ’s business.

Some of DLQ’s products utilize software covered by open source licenses. Open source software is typically freely accessible, usable and modifiable, and is used by DLQ’s development team in an effort to reduce development costs and speed up the development process. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. While DLQ monitors the use of all open source software in their products, processes and technology, in some areas of their business they do not have written policies and procedures for managing against the risks of potential copyright or other intellectual property infringement claims made by third parties. Enforcement of such intellectual property rights may have an adverse effect on their business, such as, for example, following inadvertent use of open source software that requires them to disclose or make available the source code to related products.

A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect DLQ’s business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, DLQ’s business may be adversely affected.

COVID-19 spread worldwide and resulted in government authorities implementing numerous measures to try to contain it, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures impacted DLQ’s workforce and operations, the operations of DLQ’s customers and DLQ’s partners, and those of their respective vendors and suppliers. DLQ’s critical business operations, including their headquarters, are located in regions which have been impacted by COVID-19. DLQ’s customers worldwide have also been affected by COVID-19 related restrictions and closures.

The spread of COVID-19 caused DLQ to modify their business practices as they comply with state mandated requirements for safety in the workplace to ensure the health, safety and well-being of DLQ employees. These measures include personal protective equipment, social distancing, cleanliness of the facilities and daily monitoring of the health of employees in DLQ facilities, as well as modifying DLQ policies on employee travel and the cancellation of physical participation in meetings, events and conferences. However, DLQ did not develop a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if DLQ does develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on DLQ’s business, financial condition and results of operations.

In addition, the pandemic resulted in significant disruption of global financial markets, which reduced their ability to access capital or DLQ’s customers’ ability to pay them for past or future purchases, which could negatively affect their liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall technology spending, adversely affecting demand for DLQ products, its business and the value of DLQ’s common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on DLQ’s operational and financial performance, including their ability to execute their business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, the actions to contain the disease or treat its impact, further related restrictions on travel, and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on DLQ’s business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.

If DLQ is not successful in selecting and integrating the businesses and technologies they acquire, or in managing their current and future divestitures, DLQ’s business may suffer.

Over the years, DLQ has expanded their business through acquisitions. DLQ continues to search to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions DLQ finds acceptable. DLQ risks spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Even if completed, acquisitions and alliances involve numerous risks which may include: difficulties in achieving business and continuing financial success; difficulties and expenses incurred in assimilating and integrating operations, services, products, technologies, or pre-existing relationships with DLQ customers, distributors, and suppliers; challenges with developing and operating new businesses, including those which are materially different from DLQ’s existing businesses and which may require the development or acquisition of new internal capabilities and expertise; challenges of maintaining staffing at the acquired entities, including loss of key employees; potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification DLQ may obtain from the seller(s); the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; diversion of management’s attention from other business concerns; acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of DLQ common stock to the stockholders of the acquired company, dilutive to the percentage of ownership of the existing stockholders; new technologies and products may be developed which cause businesses or assets DLQ acquires to become less valuable; and risks that disagreements or disputes with prior owners of an acquired business, technology, service, or product may result in litigation expenses and distribution of DLQ’s management’s attention. In the event that an acquired business or technology or an alliance does not meet DLQ’s expectations, DLQ results of operations may be adversely affected.

Some of the same risks exist when DLQ decides to sell a business, site, product line, or division. In addition, divestitures could involve additional risks, including the following: difficulties in the separation of operations, services, products, and personnel; and the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture. DLQ evaluates the performance and strategic fit of its businesses. These and any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on DLQ’s results of operations and financial condition. In addition, DLQ may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. DLQ may not be successful in managing these or any other significant risks that DLQ encounter in divesting a business, site, product line, or division, and as a result, DLQ may not achieve some or all of the expected benefits of the divestitures.

If DLQ is unable to manage their growth and expand their operations successfully, their business and operating results will be harmed and their reputation may be damaged.

DLQ has expanded their operations significantly since inception and anticipate that further significant expansion will be required to achieve its business objectives. The growth and expansion of their business and product offerings places a continuous and significant strain on their management, operational, and financial resources. Any such future growth would also add complexity to and require effective coordination throughout the organization. To manage any future growth effectively, DLQ must continue to improve and expand their information technology and financial infrastructure, their operating and administrative systems and controls, and their ability to manage headcount, capital and processes in an efficient manner. DLQ may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause its costs to increase more than planned. If DLQ does increase their operating expenses in anticipation of the growth of their business and this growth does not meet DLQ’s expectations, their operating results may be negatively impacted. If DLQ is unable to manage future expansion, their ability to provide high quality products and services could be harmed, which could damage their reputation and brand and may have a material adverse effect on their business, operating results, and financial condition.

DLQ may be unable to respond to customers’ demands for new digital marketing solutions and service offerings, and their business, financial condition and results of operations, and cash flows may be materially adversely affected.

DLQ’s customers may demand new digital marketing solutions and service offerings. If DLQ fails to identify these demands from customers or update its offerings accordingly, new offerings provided by DLQ’s competitors may render their existing solutions and services less competitive. DLQ’s future success will depend, in part, on their ability to respond to customers’ demands for new offerings on a timely and cost-effective basis and to adapt to address the increasingly sophisticated requirements and varied needs of their customers and prospective customers. DLQ may not be successful in developing, introducing or marketing new offerings. In addition, their new offerings may not achieve market acceptance. Any failure on their part to anticipate or respond adequately to customer requirements, or any significant delays in the development, introduction or availability of new offerings or enhancements of current offerings could have a material adverse effect on DLQ’s business, financial condition and results of operations and cash flows.

Increasing competition and increasing costs within DLQ’s customers’ industries may affect the demand for their products and services, which may affect its results of operations and financial condition.

DLQ’s customers’ demand for their products is impacted by continued demand for their products and by their customers’ research and development costs, budget costs, and capital expenditures. Demand for DLQ’s customers’ products could decline, and prices charged by their customers for their products may decline, as a result of increasing competition that their customers face in their respective industries. In addition, DLQ’s customers’ expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for their customers’ products, pricing pressures associated with the sales of these products, and additional costs associated with product development could cause DLQ’s customers to reduce their research and development costs, budget costs, and capital expenditures. Although DLQ believes its products can help their customers increase productivity, generate additional sales, and reduce costs in many areas, because their products and services depend on such research and development, budget, and capital expenditures, DLQ’s revenues may be significantly reduced.

DLQ’s insurance coverage may be insufficient to avoid material impact on their financial position or results of operations resulting from claims or liabilities against DLQ, and they may not be able to obtain insurance coverage in the future.

DLQ maintains insurance coverage for protection against many risks of liability. The extent of DLQ’s insurance coverage is under continuous review and is modified as they deem it necessary. Despite this insurance, it is possible that claims or liabilities against DLQ may have a material adverse impact on their financial position or results of operations. In addition, DLQ may not be able to obtain any insurance coverage, or adequate insurance coverage, when its existing insurance coverage expires.

Any negative commentaries made by any regulatory agencies or any failure by DLQ to comply with applicable regulations and related guidance could harm their reputation and operating results, and compliance with new regulations and guidance may result in additional costs.

Any negative commentaries made by any regulatory agencies or any failure on DLQ’s part to comply with applicable regulations could result in the termination of customers using their products and services. This could harm DLQ’s reputation, their prospects for generating future revenue, and their operating results. If DLQ’s operations are found to violate any applicable law or other governmental regulations, DLQ might be subject to civil and criminal penalties, damages, and fines. Any action against DLQ for violation of these laws, even if DLQ successfully defends against it, could cause DLQ to incur significant legal expenses, divert their management’s attention from the operation of its business, and damage DLQ’s reputation.

Current and future litigation against DLQ, which may arise in the ordinary course of business, could be costly and time consuming to defend.

DLQ is subject to claims that arise in the ordinary course of business, such as claims brought by their customers in connection with commercial disputes, vendor disputes and employment claims made by their current or former employees. Third parties may in the future assert intellectual property rights to technologies that are important to their business and demand back royalties or demand that DLQ license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm their business, overall financial condition, and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims, and may not continue to be available on terms acceptable to DLQ. A claim brought against DLQ that is uninsured or underinsured could result in unanticipated costs, negatively affecting their business, results of operations, and financial condition.

DLQ could incur substantial costs resulting from product liability claims relating to their products or services or their customers’ use of their products or services.

Any failure or errors caused by DLQ’s products or services could result in a claim for substantial damages against them by their customers, regardless of their responsibility for the failure. Although DLQ is generally entitled to indemnification under its customer contracts against claims brought against them by third parties arising out of their customers’ use of their products, DLQ might find themselves entangled in lawsuits against them, even if unsuccessful, may divert their resources and energy and adversely affect their business. Further, in the event DLQ seeks indemnification from a customer, a court may not enforce the indemnification right if the customer challenges it or the customer may not be able to fund any amounts for indemnification owed to DLQ. In addition, DLQ’s existing insurance coverage may not continue to be available on reasonable terms or may not be available in amounts sufficient to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.

Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit DLQ’s growth.

The confidentiality and security of DLQ’s information, and that of third parties, is critical to DLQ’s business. DLQ’s services involve the transmission, use, and storage of customers’ and their customers’ information, which may be confidential or contain personally identifiable information. Any cybersecurity or data privacy incidents could have a material adverse effect on DLQ’s results of operations and financial condition. While DLQ maintains a broad array of information security and privacy measures, policies and practices, its networks may be breached through a variety of means, resulting in someone obtaining unauthorized access to DLQ’s information, to information of DLQ’s customers or their customers, or to DLQ’s intellectual property; disabling or degrading service; or sabotaging systems or information. In addition, hardware, software, or systems, DLQ develops or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to DLQ’s systems or facilities, or those of third parties with whom DLQ does business, through fraud or other forms of deceiving DLQ’s employees, contractors, and vendors. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, DLQ may be unable to anticipate these techniques or to implement adequate preventative measures. DLQ will continue to incur significant costs to continuously enhance its information security measures to defend against the threat of cybercrime. Any cybersecurity or data privacy incident or breach may result in:

●	loss of revenue resulting from the operational disruption;

●	loss of revenue or increased bad debt expense due to the inability to invoice properly or to customer dissatisfaction resulting in collection issues;

●	loss of revenue due to loss of customers;

●	material remediation costs to recreate or restore systems;

●	material investments in new or enhanced systems in order to enhance DLQ’s information security posture;

●	cost of incentives offered to customers to restore confidence and maintain business relationships;

●	reputational damage resulting in the failure to retain or attract customers;

●	costs associated with potential litigation or governmental investigations;

●	costs associated with any required notices of a data breach;

●	costs associated with the potential loss of critical business data;

●	difficulties enhancing or creating new products due to loss of data or data integrity issues; and

●	other consequences of which DLQ is not currently aware but would discover through the process of remediating any cybersecurity or data privacy incidents or breaches that may occur.

DLQ may face additional costs, loss of revenue, significant liabilities, harm to its brand, decreased use of its products or services and business disruption if there are any security or data privacy breaches or other unauthorized or improper access.

DLQ has access to and utilizes personal data, such as names, mailing addresses, email addresses, mobile phone numbers, location information and other consumer information used for marketing purposes. Any failure to prevent or mitigate security breaches or improper access to, use, disclosure or other misappropriation of its data or consumers’ personal data could result in significant liability under state, (e.g., state breach notification and privacy laws such as the CCPA) federal and laws in other jurisdictions. Such an incident may also cause a material loss of revenue from the potential adverse impact to DLQ’s reputation and brand, affect its ability to retain or attract new users of our products and services and potentially disrupt its business.

Unauthorized disclosure of sensitive or confidential data, including personally identifiable information, whether through a breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through DLQ’s information systems and networks, whether by its employees or third parties, could result in negative publicity, legal liability and damage to its reputation. Unauthorized disclosure of personally identifiable information could also expose DLQ to sanctions for violations of data privacy laws and regulations around the world. To the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, DLQ could incur liability. For example, the loss of or client data could result in delays of the performance of our services and negatively impact our reputation, revenues and in some instances create liability.

 As DLQ becomes more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These threats pose a risk to the security of DLQ’s systems and networks, the confidentiality and the availability and integrity of its data and these risks apply both to DLQ, and to third parties on whose systems it relies upon for the conduct of its business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, DLQ and its partners may be unable to anticipate these techniques or to implement adequate preventative measures. may in the future, experience security incidents. DLQ cannot predict the impact of any such future events. Further, DLQ does not have any control over the operations of the facilities or technology of its cloud and service providers, including any third-party vendors that collect, process and store personal data on its behalf. DLQ’s systems, servers and platforms and those of its service providers may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect. Individuals able to circumvent such security measures may misappropriate DLQ’s confidential or proprietary information, disrupt its operations, damage its computers or otherwise impair its reputation and business. DLQ may need to expend significant resources and make significant capital investments to protect against security breaches or to mitigate the impact of any such breaches. In addition, to the extent that its cloud and other service providers, experience security breaches that result in the unauthorized or improper use of confidential data, employee data or personal data, DLQ may not be indemnified for any losses resulting from such breaches. There can be no assurance that DLQ or its third-party providers will be successful in preventing cyber-attacks or successfully mitigating their effects.

Cyber-attacks purportedly originated by Russian controlled entities have exacerbated in the wake of Russia’s invasion of Ukraine and our systems may be infiltrated by foreign actors. If DLQ is unable to prevent or mitigate the impact of such security breaches, our ability to attract and retain new customers, other partners could be harmed as they may be reluctant to entrust their data to DLQ, and DLQ could be exposed to litigation and governmental investigations, which could lead to a potential disruption to its business or other adverse consequences.

DLQ’s use, disclosure and other processing of personally identifiable information is subject to US federal, state, and foreign privacy and security regulations, and its failure to comply with those regulations or to adequately secure the information it holds could result in significant liability or reputational harm and, in turn, a material adverse effect on DLQ’s business, operating results and prospects.

DLQ maintains and its third-party vendors, collaborators, contractors and consultants maintain and process on its behalf, sensitive information, including confidential business, personal and other information, and are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. Failure by DLQ or their third-party vendors, collaborators, contractors and consultants to comply with any of these laws and regulations could result in notification obligations or enforcement actions against them, which could result in fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to reputation and loss of goodwill, any of which could have a material adverse effect on DLQ’s business, financial condition, results of operations or prospects. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. In the US, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of personal information could apply to DLQ’s operations.

Many state legislatures have adopted legislation relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for fines of up to $7,500 per violation, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. While the CCPA has already been amended multiple times, it is unclear how this legislation will be further modified or how it will be interpreted. Interpretations of the CCPA may continue to evolve with regulatory guidance and the CCPA continue to be amended, including through a ballot initiative, the CPRA. That passed in November 2020. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights, including regarding certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which may likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA and other changes in state and federal laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which DLQ currently operates and in which we may operate in the future.

Because of the breadth of these data protection laws and the narrowness of their exceptions and safe harbors, it is possible that DLQ’s business or data protection policies could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of heightened regulatory focus on data privacy and security issues. Although DLQ endeavors to comply with our published policies and documentation and ensure their compliance with current laws, rules and regulations, DLQ may at times fail to do so or be alleged to have failed to do so. The publication of its privacy policy and other documentation that provide promises and assurances about privacy and security can subject DLQ to potential state and federal action in the United States if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure by DLQ or other parties with whom it does business to comply with this documentation or with federal, state, local or international regulations could result in proceedings against us by governmental entities, private parties or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

If DLQ’s operations are found to be in violation of any of the data protection laws described above or any other laws that apply to them, they may be subject to penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in government healthcare programs, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government, class action litigation and the curtailment or restructuring of DLQ’s operations, as well as additional reporting obligations and oversight if they become subject to a corrective action plan or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect their ability to operate our business and our results of operations. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to DLQ business.

DLQ may eventually operate in a number of countries outside of the United States whose laws, including data privacy laws, may in some cases be more stringent than the requirements in the United States. For example, EU and UK data privacy laws have specific requirements relating to cross-border transfers of personal data to certain jurisdictions, including to the United States, have strict requirements relating to personal data collection, use or sharing, and have more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights. Moreover, we may also be subject to evolving international privacy and data security regulations which could result in greater compliance costs and in turn lead to penalties, where such compliance programs are not implemented correctly.

Risks Related to Intellectual Property

The Company may be unable to adequately enforce or defend their ownership and use of DLQ’s intellectual property and other proprietary rights.

Part of DLQ’s success is dependent upon their intellectual property and other proprietary rights. DLQ and the Company rely upon a combination of trademark, trade secret, copyright, unpatented know-how, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect their intellectual property and other proprietary rights. In addition, DLQ attempts to protect its intellectual property and proprietary information by requiring certain of its employees and consultants to enter into confidentiality, non-competition, and assignment-of-inventions agreements. Policing unauthorized use of DLQ products and services is difficult and they may not be able to protect our technology from unauthorized use. Further, the steps DLQ takes to protect its rights may not be adequate under the laws of some foreign countries, which may not protect intellectual property rights to the same extent as do the laws of the United States. DLQ’s attempts to protect its intellectual property may be challenged by others or invalidated through administrative process or litigation, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. In addition, there remains the possibility that others will “reverse engineer” DLQ’s products or services in order to introduce competing products or services, or that others will develop competing technology independently and that do not infringe DLQ rights. In these cases, they may be unable to prevent such competitors from selling or licensing these similar or superior technologies. If DLQ resorts to legal proceedings to enforce its intellectual property rights or to determine the validity or scope of DLQ’s intellectual property or other proprietary rights, the proceedings could be burdensome, expensive and distracting of management, even if they were to prevail. The failure to adequately protect DLQ’s intellectual property and other proprietary rights may have a material adverse effect on DLQ’s business, results of operations or financial condition.

DLQ relies on third-party providers to license certain intellectual property and to provide internet services, and any failure by these third-party providers to continue to license any intellectual property or to provide reliable services could cause DLQ to lose customers and subject it to claims for credits or damages, among other things.

DLQ relies on services from third-party intellectual property providers in order to provide services to its customers and their customers. In addition, DLQ depends on its internet bandwidth suppliers to provide uninterrupted and error-free service through their networks. DLQ exercises little control over these third-party providers, which increases its vulnerability to problems with the services they provide.

When problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, whether caused by DLQ’s service, the products or services of DLQ’s third-party service providers, or DLQ’s customers’ or their customers’ equipment and systems, may result in loss of market acceptance of its products and technologies and any necessary remedial actions may force it to incur significant costs and expenses.

If any of these service providers fail to provide reliable services, suffer outages, degrade, disrupt, increase the cost of or terminate the services that DLQ and its customers depend on, DLQ may be required to switch to another service provider. Delays caused by switching to another service provider, if available, and qualifying this new service provider could materially harm its operating results. Further, if any licenses cannot be renewed on commercially favorable terms, and any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability and security could harm DLQ’s relationships with its customers, cause it to lose customers, result in claims for credits or damages, increase its costs or the costs incurred by its customers, damage its reputation, significantly reduce customer demand for its products and technologies and seriously harm its operating results.

If DLQ is unable to transfer existing customers or acquire new customers, its operating results will be harmed. Likewise, potential customer turnover in the future, or costs it incurs to retain its existing customers, could materially and adversely affect its operating results.

DLQ’s success depends on its ability to maintain existing customers and to acquire new customers in new and existing verticals, and in new and existing markets. If DLQ is unable to transfer existing customers or attract a sufficient number of new customers, it may be unable to reduce gross margins at desired rates and its operating results may suffer. The software service market is competitive and many of DLQ’s competitors have substantial financial, personnel and other resources that they utilize to develop solutions and attract customers. As a result, it may be difficult for us to maintain existing customers or add new customers to DLQ’s existing customer base. Competition in the marketplace may also lead us to win fewer new customers or result in us providing discounts and other commercial incentives. Additional factors that impact DLQ’s ability to acquire new customers include the perceived need for marketing products or services, the size of prospective customers’ budgets for these products and services, the utility and efficacy of DLQ’s existing platform and new products, whether proven or perceived, and general economic conditions. These factors may have a meaningful negative impact on operating results.

DLQ’s use of open source technology could impose limitations on its ability to commercialize its software.

DLQ uses open source technology in some of its software and expect to continue to use open source technology in the future. Although it monitors its use of open source technology to avoid subjecting its software to conditions DLQ does not intend, DLQ may face allegations from others alleging ownership of, or seeking to enforce the terms of, an open source license, including demands for the release of the open source software, derivative works, or DLQ’s proprietary source code that was developed using such technology. These allegations could also result in litigation. The terms of many open source licenses have not been interpreted by United States courts. There is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on DLQ’s ability to commercialize its software. In such an event, DLQ may be required to seek licenses from third parties to continue commercially offering its software, to make its proprietary code generally available in source code form, to re-engineer software or to discontinue the sale of its software if re-engineering could not be accomplished on a timely basis, any of which could adversely affect DLQ’s business and revenue.

The use of open source technology could subject DLQ to a number of other risks and challenges. Certain open source technology is subject to further development or modification by anyone. Others may develop such software to be competitive with or no longer useful by us. It is also possible for competitors to develop their own solutions using open source software, potentially reducing the demand for DLQ’s software. If DLQ is unable to successfully address these challenges, its operating results may be adversely affected, and its development costs may increase.

Claims by others that DLQ infringes their intellectual property or trade secret rights could harm their business.

DLQ’s industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties may in the future assert claims of infringement of intellectual property rights against DLQ or against their customers or channel partners for which DLQ may be liable. As the number of products and competitors in DLQ’s market increases and overlaps occur, infringement claims may increase.

Intellectual property or trade secret claims against DLQ, and any resulting lawsuits, may result in DLQ incurring significant expenses and could subject us to significant liability for damages. DLQ’s involvement in any patent dispute, copyright dispute or other intellectual property dispute or action regarding trade secret or know-how misappropriation could have a material adverse effect on our business. Adverse determinations in any litigation could subject DLQ to significant liabilities to third parties, require DLQ to seek licenses from third parties and prevent us from developing and selling DLQ products or services. Any of these situations could have a material adverse effect on our business. These claims, regardless of their merits or outcome, would likely be time consuming and expensive to resolve and could divert management’s time and attention.

DLQ’s software products may have bugs, which could result in delayed or lost revenue, expensive correction, liability to its customers and claims against us.

Complex software products and services such as DLQ’s may contain errors, defects or bugs. Defects in the solutions, products or services that they develop and sell to its customers could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about us or DLQ’s products, services and technologies. Customers who are not satisfied with any of DLQ’s products or services may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm DLQ’s reputation, financial results and competitive position.

 DLQ may be unable to respond quickly enough to changes in technology and technological risks and to develop its intellectual property into commercially viable products and services.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of DLQ’s products or services obsolete or less attractive to its customers, which could adversely affect its results of operations. DLQ’s ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products and services on a timely basis will be a significant factor in its ability to be competitive. There is a risk that DLQ will not be able to achieve the technological advances that may be necessary for us to be competitive or that certain of its products or services will become obsolete. DLQ is also subject to the risks generally associated with new product and service introductions, including lack of market acceptance, delays in product/service development and failure of products and services to operate properly. These risks could have a material adverse effect on DLQ’s business, results of operations and financial condition.

Risks Related to DLQ’s Personnel

DLQ depends on talented, experienced and committed personnel to operate and grow DLQ’s business and may incur increased operational costs to recruit, train, motivate and/or retain them. If DLQ is unable to do so, DLQ’s business, financial condition, results of operations and prospects may be adversely affected.

DLQ believes that its future success is highly dependent on the talents and contributions of DLQ’s employees. DLQ’s future success depends on its ability to attract, develop, motivate and retain highly qualified and skilled employees. DLQ’s growth strategy is based, in part, on its ability to attract and retain highly skilled employees experienced in the digital marketing industry. DLQ has and will continue to face intense competition for qualified individuals from numerous software and other technology companies and has previously experienced attrition in these areas. DLQ may incur increased operational costs to recruit, train, motivate and/or retain qualified and suitable personnel. Even so, these measures may not be enough to attract and retain the personnel DLQ requires to operate its business effectively. DLQ may face difficulties in recruiting and retaining professionals of a caliber consistent with its business strategy in the future. The loss of even a few qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of DLQ’s business could adversely impact its operating results and impair its ability to grow.

Misconduct, errors, mistakes and/or inappropriate conduct (including breach of laws, regulations and internal policies) or public statements by DLQ’s personnel and/or service providers and/or DLQ’s failure to appropriately respond to such conduct or situation, may result in legal liability for DLQ and adversely impact DLQ’s business operations as well as reputation.

There is a risk that an employee of, or service provider to, DLQ or any of its affiliates could engage in misconduct that adversely affects DLQ’s business. It is not always possible to deter such misconduct and the precautions DLQ takes to detect and prevent such misconduct may not be effective in all cases.

Employee or service provider misconduct or error, including breach of laws, regulations and/or DLQ’s internal policies, could subject DLQ’s to legal liability, financial losses and regulatory sanctions and could seriously harm DLQ’s reputation and negatively affect DLQ’s business. Such misconduct could include breach of anti-bribery and corruption laws, engaging in improper or unauthorized transactions or activities, misappropriation of customer information or data, insider trading and misappropriation and misuse of information (including material non-public information), failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Employee or service provider errors, including mistakes in executing, recording or processing transactions for customers, could expose DLQ to the risk of material losses even if the errors are detected. Although DLQ plans to implement processes and procedures and provide training to DLQ’s employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful.

Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services and is compounded by the fact that many of DLQ’s employees and service providers are accustomed to working at digital marketing companies which generally do not maintain the same compliance customs and rules. This can lead to high risk of confusion among employees and service providers, particularly in a growing company like DLQ, with respect to compliance obligations, particularly including confidentiality, data access, trading and conflicts.

It is not always possible to deter misconduct and the precautions DLQ takes to prevent and detect this activity may not be effective in all cases. If DLQ were found to have not met its regulatory oversight and compliance and other obligations, DLQ could be subject to regulatory sanctions, financial penalties and restrictions on DLQ’s activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage DLQ’s reputation. DLQ’s employees, contractors and agents could also commit errors that subject DLQ to financial claims for negligence as well as regulatory actions or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect DLQ’s brand and reputation. DLQ’s failure to appropriately respond to such conduct or situation can also adversely impact DLQ’s business operations as well as reputation.

DLQ’s personnel or service providers may also make inappropriate or harmful public statements in their own capacity that are not authorized by DLQ, including posting on social media platforms. By virtue of their association with DLQ, the public may react negatively against DLQ. Such unauthorized public statements may damage DLQ’s brand, reputation and public perception and adversely impact DLQ’s business, financial condition and share price.

Risks Related To DLQ Being A Subsidiary of a NASDAQ Listed Company as a Result of The Business Combination.

Industry data, projections and estimates relied upon by DLQ are inherently uncertain, subject to interpretation and may not have been independently verified.

Information concerning DLQ’s industry and the markets in which DLQ intends to operate is obtained from independent industry and research organizations and other third-party sources. Industry projections and estimates are derived from publicly available information released by independent industry analysts and third-party sources. DLQ has not independently verified any such third-party information. In addition, projections, assumptions and estimates of the future performance of the industry in which DLQ operates are subject to uncertainty and risk due to a variety of factors. As a result, inaccuracies in third-party information or in the projects may lead to adverse impact on assumptions that are relied upon for internal business planning and analysis purposes.

DLQ has not yet developed its environmental, social and governance (ESG) program. DLQ may be required by law, regulations or listing rules to implement an ESG program and its failure to do so may adversely impact its operations and reputation.

The growing integration of Environmental, Social and Governance (“ESG”) factors in making investment decisions is relatively new and frameworks and methods used by investors for assessing ESG policies are not fully developed and vary considerably among the investment community. DLQ has not yet developed its ESG program, including its diversity and inclusion program. DLQ may be required by law and regulations to implement an ESG program. In particular, the SEC is considering implementing mandatory reporting rules regarding disclosure of climate related risks. Nasdaq is implementing diversity and inclusion reporting rules as well as requirements for its listed companies to meet certain diversity targets. Any failure to implement an ESG program and comply with ESG disclosure requirements may adversely impact DLQ’s business and reputation as well as financial condition. There may be a perception held by the general public, DLQ’s customers, investors, service providers or counterparties that DLQ’s policies and procedures are insufficient.

DLQ’s reputation could also be harmed if it fails to act responsibly in the ESG areas in which it chooses or is required to report apart from legal or regulatory requirements. Any harm to DLQ’s reputation resulting from setting these standards or its failure or perceived failure to set or meet such standards could impact employee retention; the willingness of DLQ’s customers to use its product and services, service providers or counterparties to do business with it; investors’ willingness or ability to purchase or hold its securities; or DLQ’s ability to access capital, any of which could adversely affect DLQ’s reputation, business, financial performance, and future prospects.

Risks Related to Collective Audience Being a Publicly Listed Company.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are in the process of implementing disclosure controls and procedures designed to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. As a result, because of these inherent limitations in our control system, misstatements or omissions due to error or fraud may occur and may not be detected, which could result in failures to file required reports in a timely manner and filing reports containing incorrect information. Any of these outcomes could result in SEC enforcement actions, monetary fines or other penalties, damage to our reputation, and harm to our financial condition.

The requirements of being a public company may strain our resources, result in litigation and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming.

These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. By disclosing information in this Annual Report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may materially and adversely affect our ability to achieve long-term profitability.

 Risks Related to the Company’s Securities

We are a newly formed early-stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We were blank check company incorporated on March 18, 2021 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or IPO and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt. Currently, our primary operations are through our subsidiaries DLQ as a result of the Business Combination which closed on November 2, 2023 and more recently, through our majority owned subsidiary DSL, acquired June 28, 2024. Because we lack an extensive operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to complete our initial business combination with one or more target businesses.

There is currently a limited market for our securities and a more robust market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently a limited market for our securities. Our common stock is listed on Nasdaq under the symbol “CAUD”. The trading of and the price per share of our securities is volatile and subject to significant and swift volume and price fluctuations. The price of our securities may vary significantly due to, dilution, release of updated financial information and/or general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Nasdaq may delist our common stock from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is currently listed on the Nasdaq Global Market, a national securities exchange. Since we currently do not meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $5.0 million) and a minimum number of holders of our securities (generally 400 public holders). As discussed herein, we have received several written notices of deficiencies from our failure to comply with certain standards set by the Nasdaq listing standards. Further, on June 24, 2024 we received a written notice of delisting as a result of the failure to regain compliance in the timeframes required. We will be required to demonstrate compliance with Nasdaq’s continued listing requirements in order to continue to maintain the listing of our securities on Nasdaq.

Nasdaq Delisting Notification

On June 24, 2024, the Company received a notice from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) advising the Company that it had initiated the process to delist the Company’s securities from Nasdaq because the Company has not yet regained compliance with either the MVLS Rule or the MVPHS Rule (each defined below). Additionally the Company’s failure to timely file its Form 10-K for the fiscal year ended December 31, 2023, and its Form 10-Q for the period ended March 31, 2024, served as additional and separate basis for delisting. The Company intends to request a hearing to appeal the delisting process by July 1, 2024. However, there can be no assurance, that such appeal would be successful. In such event, the we may also seek to apply for a transfer to The Nasdaq Capital Market if it meets the requirements for continued listing thereon.

MVLS and MVPHS

As previously disclosed, we received two written notices (the “December Nasdaq Notices”), dated December 22, 2023, from the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that (i) for the preceding 30 consecutive business days, the market value of the Company’s listed securities (“MVLS”) did not maintain a minimum market value of $50,000,000 (the “Minimum MVLS Requirement”) as required by Nasdaq Listing Rule 5450(b)(2)(A), and (ii) for the preceding 30 consecutive business days, the market value of the Company’s publicly held shares (“MVPHS”) did not maintain a minimum market value of $15,000,000 (the “Minimum MVPHS Requirement”) as required by Nasdaq Listing Rule 5450(b)(2)(C).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a compliance period of 180 calendar days, or until June 19, 2024, to regain compliance with the Minimum MVLS Requirement. Compliance may be achieved if our MVLS closes at $50,000,000 or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have a compliance period of 180 calendar days, or until June 19, 2024, to regain compliance with the Minimum MVPHS Requirement. Compliance may be achieved if the Company’s MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed.

As discussed above, the Company received the Delisting Notice stating that its common stock is subject to delisting. The Company may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that such appeal would be successful. In such event, the we may also seek to apply for a transfer to The Nasdaq Capital Market if it meets the requirements for continued listing thereon.

The Company is presently evaluating potential actions to regain compliance with all applicable requirements for continued listing on the Nasdaq Global Market. There can be no assurance that we will be successful in maintaining the listing of its common stock on the Nasdaq Global Market.

Bid Price

Further, on April 19, 2024, we received a notification letter (the “Bid Price Notice”) form the Listing Qualifications Department of Nasdaq notifying us that because the closing bis price for the Company’s comment stock was below $1.00 per share for 32 consecutive trading days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market as set forth in Nasdaq Marketplace Rules 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from April 19, 2024, or until October 16, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before October 16, 2024, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending on October 16, 2024, then (i) the Company may transfer to The Nasdaq Capital Market, provided that it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the bid price requirement) and (ii) Nasdaq may grant the Company a second 180 calendar day grace period to regain compliance, provided the Company (a) meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (b) the Company notifies Nasdaq of its intent to cure the deficiency.

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and October 16, 2024, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180 day compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

Annual Report

On April 24, 2024, the Company received a notification letter (the “Annual Report Notice”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Filings Rule”) as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). The Annual Report Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market.

Pursuant to the Rule, the Company had 60 calendar days from receipt of the Notice, or until June 24, 2024, to submit a plan to regain compliance with the Rule. As discussed above, the Company received the Delisting Notice stating that its common stock is subject to delisting. The Company intends to appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Quarterly Report

On May 23, 2024, the Company received a notification letter (the “Quarterly Report Notice”) Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission, due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”). The Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market.

Pursuant to the Rule, the Company had 60 calendar days from receipt of the Annual Report Notice, or until June 24, 2024, to submit the Reports or a plan to regain compliance with the Rule. As discussed above, the Company received the Delisting Notice stating that its common stock is subject to delisting. The Company intends to appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We will, in the future, issue additional common shares, which will reduce investors’ percent of ownership and dilute our share value.

Our Certificate of Incorporation authorize the issuance of 200,000,000 shares of common stock, par value $0.0001 per share, of which 16,222,488 shares are issued and outstanding as of June 26, 2024. Future issuances of common stock whether to employees, consultants, is additional financings and for other reasons, will likely result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will likely have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

There is no current trading market for our Warrants and if a trading market does not develop, purchasers of our Warrants may have difficulty selling.

There is currently no established public trading market for our warrants and an active trading market in our warrants may not develop or, if developed, may not be sustained. While the warrants were listed on Nasdaq under the symbol “CAUDW” until November 3, 2023, the warrants are not currently listed. We may seek admission for the quotation of our warrants on the OTC Markets but if for any reason our warrants are not quoted on the OTC Markets or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their warrants should they desire to do so. Cash proceeds associated with the exercise(s) of the Warrants, if any, are dependent on the Company’s stock price at the time of exercise.

The Company’s stock price may fluctuate significantly.

The market price of our Common Stock has, and may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

●	possible or actual delisting of our common stock from Nasdaq;

●	actual or anticipated fluctuations in our results of operations due to factors related to our business;

●	success or failure of our business strategies or acquisitions;

●	competition and industry capacity;

●	changes in interest rates and other factors that affect earnings and cash flow;

●	its level of indebtedness, our ability to make payments on or service its indebtedness and its ability to obtain financing as needed;

●	our ability to recruit and retain qualified personnel;

●	our quarterly or annual earnings, or those of other companies in its industry;

●	announcements by us or our competitors of significant acquisitions or dispositions;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	the failure of securities analysts to cover, or positively cover, Common Stock after the Business Combination;

●	changes in earnings estimates by securities analysts or its ability to meet those estimates;

●	the operating and stock price performance of other comparable companies;

●	investor perception of the company and its industry;

●	results from any material litigation or government investigation;

●	changes in laws and regulations (including tax laws and regulations) affecting our business;

●	general economic conditions and other external factors.

Low trading volume for the Company’s Common Stock, would amplify the effect of the above factors on stock price volatility.

Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against the Company could cause the Company to incur substantial costs and could divert the time and attention of its management and other resources.

The warrants may never be in the money, and they may expire worthless.

The exercise price for our Public Warrants is $11.50 per share and $0.185 per share for both the December Warrants and February Warrants. There can be no assurance that the warrants will be “in the money” prior to their expiration and, as such, the warrants may expire worthless. The terms of our Public Warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of a majority of the then-outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants (including the Private Warrants) with the consent of a majority of the then-outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a Public Warrant.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

An investor will only be able to exercise the Public Warrants if the issuance of shares of Common Stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No Public Warrants will be exercisable for cash and we will not be obligated to issue shares of Common Stock unless the shares of Common Stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Public Warrants. At the time that the Warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the shares of Common Stock issuable upon exercise of the Public Warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the Public Warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer shares of Common Stock upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria have been satisfied (only if, the reported last sale price of the shares of Common Stock equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders, and if there is a current registration statement in effect with respect to the shares of Common Stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption) our management will have the option to require any holder that wishes to exercise its Public Warrants (including any Public Warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of Common Stock received by a holder upon exercise will be fewer than it would have been had such holder exercised its warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company. Recent Common Stock trading prices have not met the threshold that would allow us to redeem Public Warrants.

The private Warrants are identical to the Public Warrants except that the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. If the private warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding Public Warrants (excluding any Private Warrants held by our Sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Common Stock in the event the shares of our Common Stock are not traded on any specific trading day) of the Common Stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Public Warrants, we have an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force a warrant holder: (i) to exercise its Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for it to do so, (ii) to sell its Public Warrants at the then-current market price when it might otherwise wish to hold its Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of its Public Warrants.

The State of New York will be the exclusive forum for substantially all disputes between us and our Public Warrant holders, which could limit our Public Warrant holders’ ability to obtain a favorable judicial forum for disputes in connection with the Public Warrants.

The Public Warrants shall be governed in all respects by the laws of the State of New York, without giving effect to conflict of laws. Subject to applicable law, any action, proceeding or claim against the Company arising out of or relating in any way to the Warrant Agreement shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, which jurisdiction shall be exclusive forum for any such action, proceeding or claim. This provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in the Public Warrants shall be deemed to have notice of and to have consented to the forum provisions. If any action, the subject matter of which is within the scope the forum provisions, is filed in a court other than a court located within the State of New York or the United States District Court for the Southern District of New York in the name of any Public Warrant holder, such Warrant holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such Public Warrant holder in any such enforcement action by service upon such Public Warrant holder’s counsel in the foreign action as agent for such Public Warrant holder.

This choice of forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Abri or its directors, officers, or other employees, which, along with potential increased costs of litigating in the courts provided by the choice of forum provision, may discourage such lawsuits against Abri and its directors, officers, and employees. Alternatively, if a court were to find these provisions of the Abri Warrant Agreement inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Abri may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect the Company’s business and financial condition.

Your percentage ownership in the Company may be diluted in the future.

Stockholders’ percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the Company will be granting to directors, officers and other employees. Our Board has adopted the incentive plan subject to stockholder approval, for the benefit of certain of our current and future employees, service providers and non-employee directors. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our Common Stock.

From time-to-time, the Company may opportunistically evaluate and pursue acquisition opportunities, including acquisitions for which the consideration thereof may consist partially or entirely of newly-issued shares of Combined Company’s Common Stock and, therefore, such transactions, if consummated, would dilute the voting power and/or reduce the value of our Common Stock.

The issuance of additional shares of Common Stock, preferred stock or other convertible securities may dilute your ownership and could adversely affect the stock price.

From time to time in the future, the Company may issue additional shares of Common Stock, preferred stock or other securities convertible into Common Stock pursuant to a variety of transactions, including acquisitions. Additional shares of Common Stock may also be issued upon exercise of outstanding stock options and warrants to purchase Common Stock. The issuance by us of additional shares of Common Stock or securities convertible into Common Stock would dilute your ownership of the Combined Company and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Common Stock. Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.

Issuing additional shares of the Combined Company’s capital stock, other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Common Stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. The Company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of the Combined Company’s Common Stock bear the risk that the Combined Company’s future offerings may reduce the market price of the Combined Company’s Common Stock and dilute their percentage ownership.

Future sales, or the perception of future sales, of the Company’s Common Stock by the Company or its existing stockholders in the public market could cause the market price for the Combined Company’s Common Stock to decline.

The sale of substantial amounts of shares of the Combined Company’s Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with the Business Combination, certain of Abri’s stockholders agreed that, subject to certain exceptions, they will not, during the period beginning at the effective time of the Business Combination and the date that for a period after the date of the Business Combination (subject to early release if DLQ consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party), directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale, or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock, or any securities convertible into, exchangeable for, or that represent the right to receive shares of Common Stock, or any interest in any of the foregoing.

Upon the expiration or waiver of the lock-up described above, shares held by these stockholders will be eligible for resale, subject to, in the case of stockholders who are our affiliates, volume, manner of sale, and other limitations under Rule 144 promulgated under the Securities Act.

In addition, certain of our stockholders will have registration rights under a registration rights agreement entered into prior to the Closing pursuant to which we are obligated to register such stockholders’ shares of Common Stock and other securities that such stockholders may acquire after the Closing. Upon the effectiveness of the applicable registration statement, these shares of Common Stock will be available for resale without restriction, subject to any lock-up agreement.

In addition, shares of our Common Stock issuable upon exercise or vesting of incentive awards under our incentive plans are, once issued, eligible for sale in the public market, subject to any lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. Furthermore, shares of our Common Stock reserved for future issuance for any stock option plan may become available for sale in future.

The market price of shares of our Common Stock could drop significantly if the holders of the shares described above sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our Common Stock or other securities.

If securities or industry analysts publish inaccurate or unfavorable research or reports about the Company’s business, its stock price and trading volume could decline.

The trading market for the Common Stock depends, in part, on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of the Combined Company, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst that may cover the Combined Company ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our Common Stock to decline. Moreover, if one or more of the analysts who cover us downgrades our Common Stock, or if our reporting results do not meet their expectations, the market price of our Common Stock could decline.

The Company may be subject to securities litigation, which is expensive and could divert management attention.

Following the Business Combination, the per share price of the Common Stock was volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq Global Market.

As discussed herein, on June 24, 2024, the Company received the Delisting Notice. If Nasdaq delists our shares of Common Stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of new and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.

You should not rely on an investment in our Common Stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our Common Stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations, fund our research and development programs and continue to invest in our commercial infrastructure. In addition, any future credit facility or financing we obtain may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Accordingly, investors must rely on sales of our Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our Common Stock.

Our Bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.

Our Amended and Restated Bylaws (“Bylaws”) provide that, unless we consent in writing to the selection of an alternative forum (an “Alternative Forum Consent”), the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law or our Second Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) or Bylaws (each, as may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, except for any claim as to which the court does not have jurisdiction over an indispensable party to that claim. The foregoing shall not apply to any claims under the Exchange Act or the Securities Act. In addition, unless we give an Alternative Forum Consent, the federal district courts of the United States shall be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing Bylaws provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. In addition, a stockholder that is unable to bring a claim in the judicial forum of its choosing may be required to incur additional costs in the pursuit of actions which are subject to the exclusive forum provisions described above. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our Bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

Delaware law and provisions in our Amended and Restated Certificate of Incorporation and Bylaws might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder without the approval of holders of 66 2/3% of the voting power of our stockholders other than the interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●	our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause by the affirmative vote of holders of at least two-thirds of the voting power of our then outstanding capital stock;

●	certain amendments to our Amended and Restated Certificate of Incorporation require the approval of stockholders holding two-thirds of the voting power of our then outstanding capital stock;

●	any stockholder-proposed amendment to certain provisions of our Bylaws require the approval of stockholders holding two-thirds of the voting power of our then outstanding capital stock;

●	our stockholders are only able to take action at a meeting of stockholders and are not able to take action by written consent for any matter, except as provided in Article VII Section 3 of our Amended and Restated Certificate of Incorporation;

●	vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;

●	only the chair of our board of directors, our chief executive officer, our president or a majority of our board of directors are authorized to call a special meeting of stockholders;

●	certain litigation against us can only be brought in Delaware;

●	our Amended and Restated Certificate of Incorporation authorizes preferred stock, the terms of which may be established by our board of directors and shares of which may be issued, without the approval of the holders of our capital stock; and

●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These anti-takeover defenses could discourage, delay, or prevent a transaction involving our change in control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market, including as a result of a registration statement, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

Particularly, March 8, 2024, the Company filed a registration statement on Form S-1 (the “March Registration Statement”), as amended, registering an aggregate 5,336,123 shares of Common Stock for resale by the Selling Shareholders listed in the Prospectus. The securities being registered for resale were issued to, transferred to and purchased by the Selling Securityholders for the following consideration:

●	The 30,000 shares of common stock issued to the Underwriter were issued pursuant to Consulting Agreement (“Abri Consulting Agreement”) whereby Chardan provided certain merger and acquisition and capital markets advisory services to the Company with respect to their efforts to engage in an initial business combination transaction. The 30,000 shares of Common Stock were issued upon the closing of the Business Combination with DLQ in connection with this agreement at $10.00 per share;

●	1,318,480 shares of common stock were issued to our Sponsor on April 12, 2021 when the Sponsor paid $25,000, or $0.017 per share, to cover certain offering costs;

●	465,118 shares of common stock were issued to Brown Stone Capital Ltd. and Timothy Wong pursuant to Securities Purchase Agreements dated December 19, 2023 at a share purchase price of $1.29 per share which were later repriced to $0.185 per share pursuant to the Reset Agreement of Common Stock Purchase Warrants dated April 26, 2024;

●	The warrant to purchase 697,678 shares of common stock was issued to Brown Stone Capital Ltd. and Timothy Wong pursuant to Securities Purchase Agreements dated December 19, 2023 (“December Warrants”) with a per share purchase price of $1.29 per share and an exercise price of $2.19 per share which were later repriced to $0.185 per share pursuant to the Reset Agreement of Common Stock Purchase Warrants dated April 26, 2024;

●	414,900 shares of common stock were transferred to certain of the selling securityholders who were investors in Logiq, Inc. at the time of the consummation of the Merger (as defined herein) and which shares have a purchase price of approximately $1.59 per share;

●	18,348 shares of common stock originally part of Private Units purchased by our Sponsor at $10.00 per Private Unit on August 23, 2021;

●	276,250 shares of common stock originally part of Private Units purchased by our Sponsor in a private placement corresponding with our IPO on August 12, 2021 at $10.00 per Private Unit;

●

The warrant to purchase 1,000,000 shares of common stock was issued to Brown Stone Capital, Ltd pursuant to a Securities Purchase Agreement dated February 15, 2024 (the “February Warrants”) for an aggregate purchase price of $10,000 and an exercise price of $5.00 per share; and

●	1,115,346 shares of Company common stock (“Dividend Shares”) were issued to shareholders of record as of October 24, 2023 (the “Dividend Record Date”) of Logiq, Inc as a dividend distribution (the “Logiq Distribution”), on a pro rata basis, and based on a dividend rate of 0.027 shares of Company common stock per 1 share of common stock of Logiq, Inc. The exact purchase price that each selling securityholder paid for such shares of Company common stock is indeterminate, as the cost basis of the shares of Logiq, Inc. shares vary per shareholder. The closing price of the Logiq’s common stock on the Dividend Record Date was $0.1790 per share.

Although the current trading price of $0.544 per share as of June 26, 2024 is significantly below the SPAC IPO price, and in most instances the price per share paid by Selling Securityholders, the private investors have an incentive to sell at a lower price than the shares purchased by the public investors. The Selling Securityholders may experience a more advantageous rate of return based on the current trading price and the public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the original purchase price and the current trading price.

As of the Closing Date, (i) shares of our Common Stock issued in connection with the consummation of the Business Combination represented approximately 45.9% of our total outstanding Common Stock, (ii) holders of Public Shares owned 14.8% of our total outstanding Common Stock, (iii) holders of the Initial Shares owned 3.8% of our total outstanding Common Stock.

The 5,336,120 shares of common stock being offered for resale pursuant to the prospectus by the Selling Securityholders represented approximately 39% of the total 13,726,810 shares of common stock outstanding and approximately 97% of the total 5,497,812 shares of common stock that are free trading as of February 28, 2024, as outlined in the March Registration Statement. As of June 26, 2024 there were 16,222,488 shares of common stock outstanding. Given the substantial number of shares of common stock being registered for potential resale by Selling Securityholders pursuant to the March Registration Statement, the sale of shares by the Selling Securityholders, or the perception in the market that the Selling Securityholders of a large number of shares intend to sell shares, the trading price of our securities could decline.

Although the Sponsor, certain members of Management and certain of our stockholders are subject to certain lock-up restrictions regarding the transfer of our common stock, these shares may be sold after the expiration or early termination of the respective applicable lock-ups. As restrictions on resale end and the registration statement is available for use, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The Selling Securityholders in the March Registration Statement may experience a more advantageous rate of return than the public security holders based on the current trading price.

The securities being registered for resale were issued to, transferred to and purchased by the Selling Securityholders for the following consideration:

●	The 30,000 shares of common stock issued to the Underwriter were issued pursuant to Consulting Agreement (“Abri Consulting Agreement”) whereby Chardan provided certain merger and acquisition and capital markets advisory services to the Company with respect to their efforts to engage in an initial business combination transaction. The 30,000 shares of Common Stock were issued upon the closing of the Business Combination with DLQ in connection with this agreement at $10.00 per share;

●	1,318,480 shares of common stock were issued to our Sponsor on April 12, 2021 when the Sponsor paid $25,000, or $0.017 per share, to cover certain offering costs;

●	465,118 shares of common stock were issued to Brown Stone Capital Ltd. and Timothy Wong pursuant to Securities Purchase Agreements dated December 19, 2023 at a share purchase price of $1.29 per share which were later repriced to $0.185 per share pursuant to the Reset Agreement of Common Stock Purchase Warrants dated April 26, 2024;

●	The warrant to purchase 697,678 shares of common stock was issued to Brown Stone Capital Ltd. and Timothy Wong pursuant to Securities Purchase Agreements dated December 19, 2023 (“December Warrants”) with a per share purchase price of $1.29 per share and an exercise price of $2.19 per share which were later repriced to $0.185 per share pursuant to the Reset Agreement of Common Stock Purchase Warrants dated April 26, 2024;

●	414,900 shares of common stock were transferred to certain of the selling securityholders who were investors in Logiq, Inc. at the time of the consummation of the Merger (as defined herein) and which shares have a purchase price of approximately $1.59 per share;

●	18,348 shares of common stock originally part of Private Units purchased by our Sponsor at $10.00 per Private Unit on August 23, 2021;

●	276,250 shares of common stock originally part of Private Units purchased by our Sponsor in a private placement corresponding with our IPO on August 12, 2021 at $10.00 per Private Unit;

●

The warrant to purchase 1,000,000 shares of common stock was issued to Brown Stone Capital, Ltd pursuant to a Securities Purchase Agreement dated February 15, 2024 (the “February Warrants”) for an aggregate purchase price of $10,000 and an exercise price of $5.00 per share; and

●	1,115,346 shares of Company common stock (“Dividend Shares”) were issued to shareholders of record as of October 24, 2023 (the “Dividend Record Date”) of Logiq, Inc as a dividend distribution (the “Logiq Distribution”), on a pro rata basis, and based on a dividend rate of 0.027 shares of Company common stock per 1 share of common stock of Logiq, Inc. The exact purchase price that each selling securityholder paid for such shares of Company common stock is indeterminate, as the cost basis of the shares of Logiq, Inc. shares vary per shareholder. The closing price of the Logiq’s common stock on the Dividend Record Date was $0.1790 per share.

Although the current trading price of $0.46 per share as of June 24, 2024 is significantly below the SPAC IPO price, and in most instances the price per share paid by Selling Securityholders, the private investors have an incentive to sell at a lower price than the shares purchased by the public investors. The Selling Securityholders may experience a more advantageous rate of return based on the current trading price and the public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase price and the current trading price.

Although we consummated the Business Combination, there is no guarantee that the Public Warrants will ever be in the money, and they may expire worthless and the terms of our Public Warrants may be amended.

The exercise price for the Public Warrants is $11.50 per share of Common Stock. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.

We anticipate the need to sell additional authorized shares in the future. This will result in a dilution to our existing shareholders and a corresponding reduction in their percentage ownership in the Company.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.  The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders.  The price of each share outstanding common share may decrease in the event we sell additional shares.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Additional Risks

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal control and may require that we have such system of internal control audited. If we fail to maintain the adequacy of our internal control, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business.

Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal control, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, physical controls, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks and reasonably address any identified gaps in existing safeguards. We also monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel to manage the risk assessment and mitigation processes.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We have not previously been materially impacted by any previous cybersecurity incidents. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

Management is responsible for the Company’s day-to-day risk management and the Board serves in an oversight role. The Board has empowered the Audit Committee with formal oversight of enterprise risk matters, including with respect to cybersecurity. The Audit Committee and management periodically review the Company’s policies with respect to risk identification, assessment, and management, including cybersecurity risk exposures and the internal controls and procedures in place to manage such risks, as well as the steps that management takes to monitor and control such exposures. In addition, the Audit Committee and the Board consider risk-related matters on an ongoing basis in connection with deliberations regarding specific transactions and issues.

Our cybersecurity risk management and strategy processes are overseen by management. Management is informed about, and monitors the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above and report to the Audit Committee on any appropriate items.

ITEM 2. PROPERTIES.

The Company is located at 85 Broad Street 16-079, New York, NY 10004.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company may be a party to legal proceedings or subject to claims arising in the ordinary course of business. Except as described below, we are not involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In August 2023, a creditor of Push Interactive, LLC, (“Push”) the wholly-owned subsidiary of DLQ, Inc. filed a complaint against Push in the Superior Court of the State of California, County of Los Angeles, claiming an unpaid principal amount of $48,879.00 were due. On January 26, 2024, the parties entered into a Mutual Release and Settlement Agreement whereby Push was to pay the creditor the total sum of $55,000.00 payable in six installments beginning on March 1, 2024. On June 12, 2024, the Court entered a Notice of Entry of Judgement against Push in the amount of $35,240.00 for the unpaid balance.

On February 26, 2024, a former employee of DLQ, Inc. filed an AAA arbitration demand against the Company, Logiq, Inc. and DLQ, Inc. claiming breach of contract and statutory wage payment violations. The parties agreed to stay the arbitration to explore possible resolution of the dispute, subject to rescission. On May 22, 2024 the stay was rescinded and the parties are proceeding with the arbitration, which is in the early stages. Although the Company intends to vigorously defend against these claims, there is no guarantee that they will prevail. The Company is currently unable to determine the ultimate outcome of these proceedings or to determine the amount or range of potential losses associated with the proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, par value $0.0001, per share is publicly traded on The Nasdaq Global Market under the symbol “CAUD”. Below is our quarterly information with respect to the high and low sale prices for our common stock for such time periods.

	High	Low
First Quarter	$1.59	$0.60
Second Quarter (through June 26, 2024)	$0.86	0.35	*

*	On June 26, 2024, the closing price was $0.544 per share.

	2023		2022
Year ended December 31, 2023 and 2022:	High	Low	High	Low
First Quarter	$10.48	10.22	10.175	9.79
Second Quarter	$10.69	10.50	10.45	9.90
Third Quarter	$11.85	10.50	10.03	9.94
Fourth Quarter	$27.05	1.20	10.35	10.02

Holders

As of June 26, 2024, there were 16,222,488, shares of our common stock outstanding held by approximately 579 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

On December 19, 2023 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Offering”) (i) 465,118 shares (the “Shares”) of common stock of the Company, $0.0001 par value (the “Common Stock”) for a purchase price of $1.29 per share of Common Stock, which was equal to the “Minimum Price” under Nasdaq rules, and (ii) warrants to purchase up to 697,678 shares of Common Stock (the “Warrants” and together with the shares underlying the Warrants, the “Warrant Shares,” and the Shares, the “Securities”) for a total aggregate gross proceeds of approximately $600,000. The Offering closed on December 19, 2023.

The Purchase Agreement contains the customary representations, warranties, indemnification rights and obligations of the parties in agreements of this type, including that the Company will make reasonable efforts to file a registration statement on Form S-1 under the Securities Act of 1933, as amended (the “Securities Act”), to register the Securities within fifteen (15) days following the closing. No underwriter or placement agent participated in the Offering. The Company also granted a secondary right of refusal to one of the Investors to purchase future securities of the Company for six months following the closing date. Furthermore, the Company issued Warrants to purchase an aggregate of 697,678 shares of Common Stock, representing 150% of the number of Shares.  The Warrants are exercisable for shares of Common Stock immediately, at an exercise price of $2.19 per share and expire three years from the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and similar corporate events, as described in the Warrants.

Issuer Repurchases of Equity Securities

None.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Overview

We were blank check company incorporated on March 18, 2021 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or IPO and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

Recent Developments

BeOp Binding LOI and License Agreement

On February 29, 2024, the Company entered into two agreements with The Odyssey SAS (dba BeOp) (“BeOp”), a company organized under the laws of France specializing in conversational advertising: (i) the parties entered into a binding Letter of Intent (the “Binding LOI”) whereby the Company is bound to acquire 100% of the ownership of BeOp, subject to certain closing conditions (the “Acquisition”) and (ii) an interim exclusive joint venture and software license agreement (the “Interim License Agreement”) pursuant to which the Company obtained an exclusive license to commercialize the BeOp software in North America during the period between signing the Binding LOI and the expected closing (the “BeOp Closing”).

BeOp has developed a new integrated and simplified media-independent advertising system, designed to (i) increase the performance of advertising campaigns, and (ii) bring advertisers and media agencies closer together, by considerably simplifying the value chain and thus better remunerating publishers. BeOp’s SAAS software suite offers modern programmatic advertising, behavioral and audience data enhancing engagement while increasing advertising spend.

DSL Acquisition

On June 28, 2024, the Company entered into an Equity Exchange Agreement (the “DSL Exchange Agreement”) with DSL Digital, LLC, a Utah limited liability company (“DSL”) and Gregg Greenberg, the sole member of DSL (“Seller”) wherein Seller 51% of the total issued and outstanding membership interests of DSL to the Company in exchange for 3,242,875 shares of Company common stock, (“DSL Exchange Consideration”) 10% of which are held (the “Holdback Shares”) to be released 18 months from the closing date. The DSL Exchange Consideration shall be subject to a lock-up for 2 years from the closing date. As a result, DSL became a majority-owned subsidiary of the Company.

DSL, a global marketing platform with proprietary artificial intelligence technology that enables it to triple the performance of its competitors (for Fortune 500 companies such as SAP and Accenture). DSL’s fast-growing B2B and DTC advertising channels are now able to create unique, never-before-seen programs for brands and publishers using the BeOp platform, forming the basis for the launch of Collective Audience, Inc’s “Audience Service” offering and its expansion into B2B advertising and media.

Business Combination

As previously announced, on September 9, 2022, we entered into a Merger Agreement with Abri Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Abri (“Merger Sub”), Logiq, Inc., a Delaware corporation (“Logiq” or “DLQ Parent”) whose common stock is quoted on OTCQX Market under the ticker symbol “LGIQ” and, DLQ, Inc., a Nevada corporation and wholly owned subsidiary of DLQ Parent (“DLQ”). On November 2, 2023, the Business Combination, including the Merger, was completed. In connection with the Closing, the registrant changed its name from Abri SPAC I, Inc. to Collective Audience, Inc. As a result of the Business Combination, our operations are primarily through DLQ.

Recent Developments

We continue to evaluate the impact of the Russia-Ukraine war, on the industry and have concluded that, while it is reasonably possible that such could have negative effects on our financial position, results of operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On December 9, 2022, we held a special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,279 out of the Trust Account. On August 7, 2023, we held a second special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination from August 12, 2023 to February 12, 2024 with no additional payment to the Trust Account. In connection with the special meeting, 570,224 shares were tendered for redemption. As a result, $6,055,325 ($10.62 per share), after deducting allowable taxes, was removed from our Trust Account to pay such holders. We have 682,148 shares of common stock subject to possible redemption outstanding as of December 31, 2023.

Nasdaq Listing

Nasdaq Delisting Notification

On June 24, 2024, the Company received a notice (the “Delisting Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) advising the Company that it had initiated the process to delist the Company’s securities from Nasdaq because the Company has not yet regained compliance with either the MVLS Rule or the MVPHS Rule (each defined below). Additionally the Company’s failure to timely file its Form 10-K for the fiscal year ended December 31, 2023, and its Form 10-Q for the period ended March 31, 2024, served as additional and separate basis for delisting. The Company intends to request a hearing to appeal the delisting process by July 1, 2024. However, there can be no assurance that such appeal would be successful. In such event, the Company may also seek to apply for a transfer to The Nasdaq Capital Market if it meets the requirements for continued listing thereon.

MVLS and MCPHS

We received two written notices (the “Nasdaq Notices”), dated December 22, 2023, from the Nasdaq Stock Market (“Nasdaq”) indicating that (i) for the preceding 30 consecutive business days, the market value of our listed securities (“MVLS”) did not maintain a minimum market value of $50,000,000 (the “Minimum MVLS Requirement”) as required by Nasdaq Listing Rule 5450(b)(2)(A), and (ii) for the preceding 30 consecutive business days, the market value of our publicly held shares (“MVPHS”) did not maintain a minimum market value of $15,000,000 (the “Minimum MVPHS Requirement”) as required by Nasdaq Listing Rule 5450(b)(2)(C).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a compliance period of 180 calendar days, or until June 19, 2024, to regain compliance with the Minimum MVLS Requirement. Compliance may be achieved if the Company’s MVLS closes at $50,000,000 or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify the Company of its compliance and the matter will be closed.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have a compliance period of 180 calendar days, or until June 19, 2024, to regain compliance with the Minimum MVPHS Requirement. Compliance may be achieved if our MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed.

As discussed above, On June 24, 2024 Nasdaq issued the Company the Delisting Notice stating that its common stock is subject to delisting. The Company intends to appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that such appeal would be successful. In such event, the Company may also seek to apply for a transfer to The Nasdaq Capital Market if it meets the requirements for continued listing thereon. The Company is presently evaluating potential actions to regain compliance with all applicable requirements for continued listing on the Nasdaq Global Market. There can be no assurance that the Company will be successful in maintaining the listing of its common stock on the Nasdaq Global Market.

Bid Price

Further, on April 19, 2024, we received a notification letter (the “Bid Price Notice”) form the Listing Qualifications Department of Nasdaq notifying us that because the closing bis price for the Company’s comment stock was below $1.00 per share for 32 consecutive trading days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market as set forth in Nasdaq Marketplace Rules 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from April 19, 2024, or until October 16, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before October 16, 2024, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending on October 16, 2024, then (i) the Company may transfer to The Nasdaq Capital Market, provided that it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the bid price requirement) and (ii) Nasdaq may grant the Company a second 180 calendar day grace period to regain compliance, provided the Company (a) meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (b) the Company notifies Nasdaq of its intent to cure the deficiency.

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and October 16, 2024, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. As discussed above, the Company received the Delisting Notice stating that its common stock is subject to delisting. The Company intends to appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Annual Report

On April 24, 2024, the Company received a notification letter (the “Annual Report Notice”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Filings Rule”) as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). The Annual Report Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market, and, therefore, the Company’s listing remains fully effective.

Pursuant to the Rule, the Company has 60 calendar days from receipt of the Notice, or until June 24, 2024, to submit a plan to regain compliance with the Rule. As discussed above, the Company received the Delisting Notice on June 24, 2024 stating that its common stock is subject to delisting. The Company intends to appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Quarterly Report

On May 23, 2024, the Company received a notification letter (the “Quarterly Report Notice”) Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission, due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”). The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market, and, therefore, the Company’s listing remains fully effective.

Pursuant to the Rule, the Company had 60 calendar days from receipt of the Annual Report Notice, or until June 24, 2024, to submit the Reports or a plan to regain compliance with the Rule. As discussed above, the Company received the Delisting Notice stating that its common stock is subject to delisting. The Company intends to appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

If Nasdaq delists the Company’s securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Results of Operations

Our only activities from March 18, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to consummate the IPO and identify a target company for a Business Combination. . Prior to the Business Combination, we have generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. On November 2, 2023, we closed the Business Combination, at which time our operations became based primarily on those of our wholly-owned subsidiary, DLQ Inc.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 (in thousands):

Revenue

	Twelve Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue	$12,142,099	$20,235,536	$(8,093,437)	(40)%

The decrease in Revenue was primarily due to the organization’s focus on completing the Initial Business Combination as announced and the termination of the MSA as of October 31, 2023.

Operating Expenses- Platform Operations

	Twelve Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change

Platform Operations	$11,139,900	$16,370,316	$(5,230,416)	(32)%

The decrease in Platform Operations was primarily due to the organization’s focus on completing the Initial Business Combination as announced, and decrease in marketing efforts.

Selling and Marketing Expenses

	Twelve Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change

Sales and marketing	$-	$1,205,233	$(1,205,233)	(100)%

The decrease in Sales and Marketing expenses was primarily due to the organization’s focus on completing the Initial Business Combination as announced.

General and Administrative Expenses

	Twelve Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change

General and administrative	$6,147,913	$6,729,611	$(518,698)	(9)%

The decrease in general and administrative expenses primarily reflects the business focus on completing the Initial Business Combination as announced previously.

Total Other Expense, Net

	Twelve Months Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change

Total other expense, net	$2,081,274	$(84,732)	$2,166,066	2,556%

Total other income, net, for the year ended December 31, 2023 primarily included fair value of derivative and side sharing warrants.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $612,183 and a working capital deficiency of ($2,517,070. As of December 31, 2023, we had marketable securities held in the Trust Account of $7,285,885 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we have withdrawn a cumulative amount of $553,378 of interest earned on the Trust Account to pay our taxes, of which $516,365 has been withdrawn for future tax obligations and is restricted for estimated income tax and franchise tax payments due to the redemption of common stock as of December 31, 2023 in the accompanying condensed balance sheet. After the Business Combinations, the remaining funds held in the Trust Account was used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Cash used in operating activities for the nine months ended December 31, 2023 was $388,424. Our operational liquidity needs were primarily satisfied through $681,250 of proceeds from convertible promissory notes from a related party. During the nine months ended September 30, 2023, proceeds of $525,000 from non-convertible promissory notes were deposited into the Trust Account, in addition to $433,480 of interest income. We expect that we will need additional capital to satisfy our liquidity needs.

As such, DLQ, DLQ Parent, Abri, and the Sponsor have agreed that Sponsor shall be the exclusive financing source of capital up to $30 million, and will use commercially reasonable efforts to enter into a mutually acceptable agreement for that purpose. Currently, while still undetermined and subject to further negotiation and change, the expected terms of an equity investment outlined in such agreement would include a 5% discount to the average 3 lowest VWAPs for the 20 days immediately preceding a funding, but limited to $1,000,000 per month and no more than $500,000 in any 14 day period. Shares underlying such agreement would be registered and could have up to two (2)warrants attached for each share at the then market price. Absent the aforementioned $30 million financing from the Sponsor, and if the Sponsor is unable fund or secure financing up to $30 million, the Company could otherwise be under-capitalised and obliged to seek financing from alternative sources, which it may or may not be able to obtain. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

As of December 31, 2023, we had $612,183 in cash and a working capital deficit of $2,875,377. This cash on hand was mainly due to that certain investment we received on December 19, 2023 whereby we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (i) 465,118 shares (the “Shares”) of common stock of the Company, $0.0001 par value (the “Common Stock”) for a purchase price of $1.29 per share of Common Stock, which was equal to the “Minimum Price” under Nasdaq rules, and (ii) warrants to purchase up to 697,678 shares of Common Stock (the “Warrants” and together with the shares underlying the Warrants, the “Warrant Shares,” and the Shares, the “Securities”) for a total aggregate gross proceeds of approximately $600,000.

Our losses from operations, negative operating cash flows, working capital deficit and accumulated deficit, as well as the additional capital needed to fund operations within one year of the unaudited consolidated financial statement issuance date, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Annual Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In the event that we are not able to raise capital on terms described above or otherwise, it will have a significant, impact on our financial condition and our ability to continue as a going concern. It will also have an impact on our business and ability to execute according to management’s plans.

We have received letters from Nasdaq regarding our compliance with the exchange’s continued listing requirements. Please see the risk factor entitled “Nasdaq may delist our common stock from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” on page 30 for further information.

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2023 and 2022 (in thousands):

	Twelve Months Ended		2023 vs. 2022
	2023	2022	$ Change	% Change
Net cash and restricted cash used in operating activities	$(3,933,011)	$(2,586,812)	$(1,346,199)	52%
Net cash and restricted cash used in investing activities	-	(50,000)	50,000	(100)%
Net cash and restricted provided by financing activities	4,128,120	2,227,734	1,900,386	85%
Net change in cash	195,109	(409,078)	604,187	148%
Cash – Beginning of period	417,074	826,152	(409,078)	(50)%
Year-end cash	$612,183	$417,074	$195,109	47%

Cash Flows from Operating Activities. During the years ended December 31, 2023 and 2022, the primary use of cash, cash equivalents and restricted cash was elimination of intercompany receivables.

Cash Flows from Investing Activities. During the years ended December 31, 2023 and 2022, the change in net cash, cash equivalents and restricted cash used in investing activities was due entirely to elimination of Battle Bridge financing.

Cash Flows from Financing Activities. During the year ended December 31, 2023, the primary source of cash, cash equivalents and restricted cash was due to issuance of additional promissory notes.

During the year ended December 31, 2023, the primary source of cash, cash equivalents and restricted cash was due to issuance of additional promissory notes.

Operating and Capital Expenditure Requirements

Our specific future operating and capital expense requirements are difficult to forecast. However, we can anticipate the general types of expenses and areas in which they might occur. In 2024, while we expect to maintain a lean operating structure at approximately the same level as 2023, should resources become available we may increase marketing spend to drive further sales growth.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of December 31, 2023 and December 31, 2022, we owed the Sponsor $0 and $16,589, respectively, under this agreement, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. We began incurring these fees on August 9, 2021 and stopped upon the completion of the Business Combination.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements included elsewhere in this Annual Report beginning at page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 11, 2024, the Audit Committee of its Board of Directors (the “Audit Committee”) approved the dismissal of Frazier & Deeter, LLC (“FD”), as the Company’s independent registered public accounting firm, effective immediately.

FD served as the independent registered public accounting firm of DLQ, Inc., the name of the Company prior to the business combination with Abri SPAC I, Inc. The reports of FD on DLQ’s balance sheets as of December 31, 2022 and 2021 and the statements of income, changes in stockholders’ deficit and cash flows for the fiscal years ended December 31, 2022 and 2021, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles, except that such audit reports contained explanatory paragraphs in which FD expressed substantial doubt as to DLQ’s ability to continue as a going concern. FD then served as the independent public accounting firm of the Company from November 29, 2023 through June 11, 2024.

During the period from November 29, 2023 through June 11, 2024, the Company had no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K under the Securities Exchange Act of 1934, as amended (“Regulation S-K”) and related instructions thereto, with FD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to FD’s satisfaction, would have caused FD to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements. During the period from November 29, 2023 through June 11, 2024, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, and related instructions thereto.

On June 11, 2024, the Company appointed Yusufali & Associates, LLC (“Yusufali”) as the Company’s new independent registered public accounting firm effective as of June 11, 2024. The Audit Committee’s selection of Yusufali is subject to the ratification of the Company’s stockholders at the Company’s 2024 Annual Meeting (the “Annual General Meeting”). The Audit Committee of the Board approved the appointment of Yusufali.

During the fiscal year ended December 31, 2023 and the interim period from January 1, 2024 to June 11, 2024 neither the Company, nor anyone acting on its behalf, consulted with Yusufali regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Yusufali did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, or December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, our disclosure controls and procedures were not effective as of December 31, 2023 due to the identified material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of December 31, 2023 were not effective and the material weaknesses identified in our internal controls over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Our management identified material weaknesses in the Company’s internal control over financial reporting primarily related to limited finance and accounting staffing levels that are not commensurate with the Company’s complexity and its financial accounting and reporting requirements. The Company has had several organizational changes, including the resignation of the some of its named executives in connection with the Business Combination. Turnover of these key management positions of the Company led the financial reporting staff to rely increasingly on outsourced service providers and specialists, without adequate resources to monitor and operate internal controls of financial reporting.

Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Remediation Activities:

Management is continuing to evaluate the material weaknesses discussed above and is in the process of implementing its remediation plan, which includes the hiring of additional resources. However, we cannot provide assurance as to when our remediation efforts will be complete and the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for smaller reporting company filers pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, we completed the business combination with DLQ, Inc. and the internal controls of DLQ, Inc. became the Company’s internal controls. Management has added resources and implemented a number of process changes to improve the design and implementation of our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, in a manner commensurate with the scale of our operations subsequent to the Merger.

As previously disclosed, on February 2, 2024, the Company’s then Chief Financial Officer, Robb Billy, submitted his resignation, effective February 2, 2024. Our Chief Operating Officer, Chris Andrews, was appointed to the role of interim Chief Financial Officer.

On June 11, 2024, the Audit Committee of its Board of Directors (the “Audit Committee”) approved the dismissal of Frazier & Deeter, LLC (“FD”), as the Company’s independent registered public accounting firm, effective immediately.

On June 11, 2024, the Company appointed Yusufali & Associates, LLC (“Yusufali”) as the Company’s new independent registered public accounting firm effective as of June 11, 2024. The Audit Committee’s selection of Yusufali is subject to the ratification of the Company’s stockholders at the Company’s 2024 Annual Meeting (the “Annual General Meeting”). The Audit Committee of the Board approved the appointment of Yusufali.

Management’s goal is to continue to improve upon our internal control environment as we refine our processes and procedures to address our growing business and operations in other geographies. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify our plan based upon changes in our internal control environment.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of June 28, 2024. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position
Executive Officers:
Peter Bordes	61	Chief Executive Officer
Chris Andrews	46	Chief Operating Officer and Interim Chief Financial Officer
Non-Employee Directors:
Joseph Zawadzki	49	Chairman of the Board
Christopher Hardt	58	Director
Nadine Watt (1)(2)(3)	52	Director
Elisabeth DeMarse (1)(2)(3)	68	Director
Denis Duncan (1)(2)(3)	65	Director

(1)	Member of the Nominating and Corporate Governance Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee

Executive Officers

Peter Bordes, Chief Executive Officer

For more than 30 years, Mr. Bordes, has been an entrepreneur, CEO, board member, and venture investor focused on disruptive innovation in artificial intelligence, big data, fintech, cybersecurity, digital media and advertising, and blockchain technology. Since 2012, Mr. Bordes has been the founder and managing partner of Trajectory Capital, a later-stage investing platform and growth fund, as well as Trajectory Ventures, a venture capital platform and collective of operators, founders, and entrepreneurs focused on advancing technology and industry innovation. He is also concurrently the CEO and a board member of Trajectory Alpha Acquisition (NYSE: TCOA), a special purpose acquisition corporation focused on high growth innovative technology. Since 2017, he has served as co-founder and managing partner of TruVest, a next generation impact real estate investment, development, and technology company. Mr. Bordes holds a Bachelor’s degree in communication, business and media studies from New England College. Additionally, Mr. Bordes currently serves as a director for (i) Logiq, Inc. (OTC: LGIQ), a U.S.-based advertising technology company and significant stockholder of the Company, (ii) GoLogiq, Inc. (OTC: GOLQ), a U.S.-based global provider of fintech and consumer data analytics, (iii) Beasley Broadcast Group (Nasdaq: BBGI), a public media and digital broadcast company providing music, news, sports information and entertainment to over 19 million listeners from 63 stations across the U.S., (iv) Kubient (Nasdaq: KBNT), a cloud advertising platform, where he previously served as its CEO and led the company’s IPO and listing on NASDAQ, and (v) Fraud.net, a leading AI powered collective intelligence fraud prevention, risk mitigation cloud infrastructure platform for the real-time economy.

Chris Andrews, Chief Operating Officer & Interim Chief Financial Officer

Mr. Andrews has agreed to serve as the Company’s Chief Operating Officer and effective February 2, 2024, as Interim Chief Financial Officer. Mr. Andrews previously served as the Chief Operating Officer Logiq, Inc., a Delaware corporation (OTCQX:LGIQ) from January 2, 2023 until his resignation January 4, 2024. Mr. Andrews previously served as the Chief Digital Officer of MediaJel, Inc. from June 15, 2021 to December 31, 2022, a digital marketing company for businesses in regulated industries. Prior to that, Mr. Andrews held the Chief Digital Officer role of Kubient, Inc. (Nasdaq: KBNT) from June 17, 2019 to May 31, 2021. From March 2017 to June 2019, he was employed as the Chief Technology Officer of Ogilvy CommonHealth Worldwide, a healthcare-focused marketing, branding and advertising agency that is a subsidiary of WPP plc (NYSE:WPP), arguably the world’s largest advertising company. From November 2006 to February 2017, he was the Chief Information Officer of Ogilvy CommonHealth Worldwide. Mr. Andrews holds a Bachelor of Science and Masters of Business Administration from the New Jersey Institute of Technology. Based on Mr. Andrew’s work experience and education, we believe that he is qualified to serve as the Chief Operating Officer of the Combined Company.

Board of Directors

Joseph Zawadzki, Chairman of the Board

Mr. Zawadzki, 49, is an experienced entrepreneur, private company CEO, and investor in the online marketing industry. From January 2022 until present, Mr. Zawadzki has been serving as General Partner at Aperiam Ventures. Additionally, from May 2022 until present, Mr. Zawadzki has been serving as Executive Chairman for FxM, a FinTech for Media Company. Previously, Mr. Zawadzki founded and served as Chief Executive Officer and Chairman at MediaMath from 2007 until 2022. He is a respected pioneer in the online marketing industry, known especially for establishing the demand-side platform sector. He holds several patents in the area of online methods for dynamic segmentation and content presentation. Mr. Zawadzki holds a Bachelor’s degree in English from Harvard University.

Christopher Hardt, Director

Christopher Hardt has agreed to serve as a director on the Company’s board. Mr. Hardt has more than 30 years of Big 4 audit, compliance, reporting and international corporate advisory experience. Mr. Hardt recently retired from PwC LLP where he was an audit partner since 2000. Since May 12, 2022, Mr. Hardt has served as the Chief Financial Officer and Director of Abri SPAC 2, Inc., a special purpose acquisition company (“Abri 2”), (Nasdaq: ASPP). Mr. Hardt is also the Chief Financial Officer of Abri Advisors Ltd, in Bermuda, and Abri Advisors (UK) Ltd and serves on the Board of EV + Inc., an electronic vehicle charging network. Mr. Hardt has been based previously in PwC’s offices in London, England, Lausanne, Switzerland and Tokyo, Japan in addition to several offices in the United States. During his tenure at PwC, he was a lead partner on several large multinational audit clients in the Consumer Markets, Technology, Media, Automotive, Banking and Insurance industries and has conducted business in over 40 countries. Mr. Hardt has also served as a leader in PwC’s SEC Services group in the firm’s National Office where he was responsible for oversight of both foreign and domestic registrant client SEC filings including both debt and equity IPOs. In his prior roles at PwC, Mr. Hardt has extensive experience with companies preparing to go public including the financial statement and internal controls requirements of The Sarbanes-Oxley Act, interacting with the SEC and the financial reporting implications of executing growth strategies involving mergers and acquisitions. Mr. Hardt also has many years of experience interacting with public company boards of directors and their audit/finance committees. Mr. Hardt is an investor and adviser to Cavan & Co LLC, an early-stage American made lifestyle apparel brand. Mr. Hardt holds a BA in Business Administration from Furman University and is a CPA licensed in Ohio, Georgia and New Jersey. Mr. Hardt serves on the Board of Prime Living Partners Inc. and recently completed successive terms on both the President’s Advisory Council of Furman University and the Parents Board at The Georgia Institute of Technology. Mr. Hardt is well qualified to serve on our board due to his international expertise, experience with public company boards, involvement with the IPO process at other companies and financial expertise having been an audit partner at PwC for over 20 years.

Nadine Watt, Independent Director

Nadine Watt has agreed to serve as a director on the Company’s board. Since May 12, 2022, Ms. Watt has served as a Director of Abri SPAC II, Inc. Since December 2019, Ms. Watt has served as CEO of Watt Companies. She oversees the day-to-day activities and strategic planning for all commercial investment activities including acquisitions, development, and asset management for the Watt Companies’ 6 million-square-foot portfolio. Ms. Watt has served on the Board of Directors of Fisker, Inc. since June 2020. Fisker, Inc. is an eco-friendly electric vehicles manufacturer. Ms. Watt served as President of Watt Companies from 2011 to 2019. In 2011, she led a strategic reorganization of the company that moved the firm beyond traditional property management and leasing to a focus on acquisitions and real estate development, as well as joint venture opportunities. Ms. Watt played a key role in launching Watt Companies’ acquisition division — Watt Investment Partners — that now actively invests $60 million in a variety of property types across the Western United States., Ms. Watt is a member of the University of Southern California Board of Governors and the Sol Price School of Public Policy Board of Councilors and serves on the Executive Committee of the Lusk Center for Real Estate as well as the USC Associates Board of Directors. She was the first woman to be named Chair of the Los Angeles Business Council, a position she still holds. She is a Board Member of Visionary Women and the City of Hope Los Angeles Real Estate & Construction Industries Council. Ms. Watt received the Century City Citizen of the Year award in 2017 and the EY Entrepreneur of the Year award in 2018. A graduate of Georgetown University School of Foreign Service, Ms. Watt also holds a Master of Arts degree from the School of Cinematic Arts at the University of Southern California. We believe that Ms. Watt is qualified to serve as a director because of her extensive experience in management and her prior service on a number of public company boards, which provides an important perspective on operations and corporate governance matters.

Elisabeth DeMarse, Independent Director

Elisabeth DeMarse has agreed to serve as a director on the Company’s board. Ms. DeMarse is currently a Director of Trajectory Alpha Acquisition Corp. (NASDAQ: TCOA). From 2012 to March 2016, Ms. DeMarse served as the President and Chief Executive Officer and chair of the board of directors of TheStreet, Inc. Ms. DeMarse diversified The Street, Inc. from a B2C ad supported retail stock picking business to B2B global M&A, data and news businesses. Ms. DeMarse spent 10 years as the Chief Marketing Officer for Bloomberg LP working directly for the founder, Michael Bloomberg. Her Glassdoor Chief Executive Officer ranking is 100% and her companies have been voted best Media Company to work for. She is currently a member of the board of directors of Kubient, Inc. and a member of the board of directors and a chair of the audit committee of Clever Leaves Holdings Inc. (NASDAQ: CLVR). Ms. DeMarse previously served as a member of the boards of directors of AppNexus (now part of AT&T), ZipRealty (ZIPR), InsWeb Corp (INSW), Internet Patents Corporation (INTP), Edgar-Online (EDGR), Heska Corporation (HSKA), Incredimail (MAIL), Stockgroup (SWB), LiveDeal (LIVE), YP.com (YP), Nedsense (NEDSE), All Star Directories and ProNoun. Ms. DeMarse received her MBA from Harvard Business School and her Bachelor of Arts from Wellesley College. She is also a member of The Committee of 200. Based on Ms. DeMarse’s work experience and education, we believe that he is qualified to serve as an independent director of the Combined Company.

Denis Duncan, Independent Director

Denis Duncan has agreed to serve as a director on the Company’s board. Mr. Duncan recently retired from CapStar Financial Holding Inc. (Nasdaq: CSTR) a $3.2 billion publicly traded financial services and bank holding company in Nashville, Tennessee, where he served as the Chief Financial Officer from September 2020 until February 2022. Mr. Duncan had the responsibility of all financial, accounting, corporate governance, treasury, tax, investor relations, financial reporting and capital planning/budgetary functions within CapStar. During his time at CapStar, Mr. Duncan was involved with improving all aspects of CapStar’s operating performance during which time CapStar’s market capitalization has doubled in value. Mr. Duncan was also board liaison to its audit committee on all financial and governance matters. Mr. Duncan joined CapStar in 2020. Prior to joining CapStar, Mr. Duncan was a partner at PwC for 27 years and retired from PwC in 2019. During his tenure at PwC, Mr. Duncan held various leadership positions in the firm’s Financial Services industry sector and was most recently prior to his retirement the Southeast U.S. leader of the firm’s Banking and Capital Markets sector. Mr. Duncan has significant experience serving and advising major international and global money center banks, broker-dealers, asset management, private equity, hedge funds, insurance and real estate companies. Mr. Duncan is well versed in matters of corporate governance, risk management, board reporting, finance, corporate reporting, SEC, PCAOB and Sarbanes Oxley section 404 regulatory and compliance matters. Mr. Duncan is a certified public accountant licensed in the state of Tennessee. Mr. Duncan is currently a Trustee at Oglethorpe University and is a member of the board at the Atlanta Rotary Club. Mr. Duncan holds a Bachelor of Science degree in Accounting from Lipscomb University. We believe that Mr. Duncan is qualified to serve on the board of directors due to his extensive corporate governance, risk management, corporate compliance and capital markets experience and his experience serving on the leadership team and board of directors of another public company.

Board Composition and Election of Directors

Director Independence

Our board of directors currently consists of five members. Our board of directors has determined that Joseph Zawadzki, Elisabeth DeMarse, Nadine Watt, and Denis Duncan, are all independent directors in accordance with the listing requirements of The Nasdaq Global Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees, and that neither the director nor any of his or her family members have engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Board Committees and Independence

Our board of directors has established three standing committees – audit, compensation, and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors.

Audit Committee

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in any proxy statement or prospectus required to be filed by the Company under the rules and regulations of the SEC and to assist our board of directors in overseeing and monitoring (1) the quality and integrity of the financial statements, (2) compliance with legal and regulatory requirements, (3) the Company’s independent registered public accounting firm’s qualifications and independence, (4) the performance of the Company’s internal audit function, if any, and (5) the performance of the Company’s independent registered public accounting firm.

The audit committee consists of Nadine Watt, Elisabeth DeMarse, and Denis Duncan. Our board of directors has determined that each member of the audit committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act. At least one member of the audit committee qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee, which is available free of charge on our corporate website.

Compensation Committee

The purpose of the compensation committee is to assist our board of directors in discharging its responsibilities relating to (1) setting the Company’s compensation program and compensation of its executive officers and directors, (2) monitoring the Company’s incentive and equity-based compensation plans, and (3) preparing the compensation committee report required to be included in any proxy statement or prospectus required to be filed by the Company under the rules and regulations of the SEC.

The compensation committee consists of Nadine Watt, Elisabeth DeMarse (serving as Chairperson) and Denis Duncan. Our board of directors has adopted a written charter for the compensation committee, which is available free of charge on our corporate website.

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is to (1) oversee all aspects of the Company’s corporate governance functions on behalf of the board of directors; (2) make recommendations to the board of directors regarding corporate governance issues; (3) identify, review and evaluate candidates to serve as directors of the Company and review and evaluate incumbent directors; (4) serve as a focal point for communication between such candidates, non-committee directors and the Company management; (5) recommend to the board of directors for selection candidates to the board of directors to serve as nominees for director for the annual meeting of stockholders; (6) make other recommendations to the board of directors regarding affairs relating to the directors of the Company including director compensation; and (7) perform any other duties as directed by the board of directors.

The nominating and corporate governance committee consists of Nadine Watt (serving as Chairperson) and Denis Duncan.

Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available free of charge on our corporate website.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills, and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will consider many factors, including the following:

●	personal and professional integrity, ethics and values;

●	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

●	experience as a board member or executive officer of another publicly-held company;

●	strong finance experience;

●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;

●	experience relevant to our business industry and with relevant social policy concerns; and

●	relevant academic expertise or other proficiency in an area of our business operations.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. The board values diversity and supports having directors of diverse gender, race, and ethnicity, along with varied skills and experiences. Information regarding the diversity of our board members is outlined in the below table:

CAUD Board Diversity Matrix (January 1, 2024)
Total Number of Directors	5

	Female	Male	Non-Binary	Gender Not Disclosed
Part 1: Gender Identity
Directors	2	3	0	0
Part II: Demographic Background
Hispanic or Latinx	0	0	0	0
White	0	0	0	0
Did Not Disclose Demographic Background	5

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (iv) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Investors – Corporate Governance section of our website at www.collectiveaudience.co. In addition, we post on our website all disclosures that are required by law or the listing standards of The Nasdaq Global Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and should not consider it to be a part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers, and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2023, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements. There were no known failures to file a required form.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation of Abri

None of Abri’s executive officers received any cash compensation for services rendered to the Company. Our executive officers and any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Executive Compensation of Collective Audience (including DLQ, Inc.)

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2023 and December 31, 2022, all compensation paid, distributed or earned for services rendered in all capacities by the named executive officers to Collective Audience (including DLQ, Inc.):

							Non-equity incentive plan compensation ($)
Name and Position	Year	Salary ($)	Bonus ($)	Stock-based awards ($)		Option-based awards ($)	Annual incentive plans	Long term incentive plans	All other compensation ($)	Total compensation ($)
Peter Bordes, Chief Executive Officer(1)	2023	10,000	—	—	(3)	—	—	—	—	—
Brent Suen, former Chief Executive Officer(1)	2023 2022
Robb Billy, Former Chief Financial Officer(2)	2023	—	—	—		—	—	—	—	—
Christopher Andrews, Chief Operating Officer and Interim Chief Financial Officer	2023	—	—	—		—	—	—	—	—

(1)	On December 5, 2023, Brent Suen resigned as the Company’s Chief Executive Officer and Peter Bordes was appointed as the Company’s Chief Executive Officer.

(2)	On February 8, 2024, Robb Billy resigned as the Company’s Chief Financial Officer.

(3)	Mr. Peter Bordes was awarded 71,459 shares of restricted stock on December 5, 2023 in connection with his employment agreement. The shares vest over a six-month period, beginning on January 5, 2024.

Narrative Disclosure to Compensation Tables

Employment Agreements

Peter Bordes

On December 5, 2023, the Company and Mr. Peter Bordes entered into an employment agreement (the “Bordes Agreement”) which has a one year term and will automatically renew on an annual basis, if not terminated. The initial term of the Bordes Agreement is one year, after which it will automatically renew on an annual basis, subject to earlier termination in accordance with the terms of the agreement. Pursuant to the terms of the Bordes Agreement, Mr. Bordes will be entitled to receive:

●	an annual base salary of $250,000 per annum (subject to annual review and adjustment) (the “Base Salary”), for the first three (3) months of employment, the Base Salary shall be reduced to a $10,000 per month gross income rate (the “Initial Pay Rate”). In the event that, before February 5, 2024, the Company raises an aggregate of $1,500,000 in gross proceeds in one or more transactions (a “Capital Raise”), the Initial Pay Rate shall increase to the Base Salary gross annual rate, according to the Company’s standard payroll procedures. In the event that the Capital Raise does not occur before February 5, 2024, then the Initial Pay Rate shall continue during the Term until the Capital Raise occurs. Notwithstanding the foregoing, the Board can elect to pay the Base Salary rate earlier than the foregoing in its sole discretion;

●	an annual bonus (paid out annually if targets are met), to be negotiated, subject to approval by the Board;

●	equity incentive compensation, to be negotiated in 2024, subject to approval by the Board; and

●	eligibility to participate in a number of Company-sponsored benefit plans that may be in effect from time to time.

The Restricted Stock granted to Mr. Bordes of 71,459 shares of the Company’s restricted stock as an inducement material to Mr. Bordes entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4), which grant was made outside of a writing equity incentive plan.

Christopher Andrews

On January 1, 2024 (the “Andrews Effective Date”), Collective Audience, Inc. (the “Company”) entered into an executive offer letter agreement (the “Andrews Agreement”) with Chris Andrews, the Company’s Chief Operating Officer. The material terms of the Andrews Agreement is set forth below.

The initial term of the Andrews Agreement is one year from the Andrews Effective Date, after which it will automatically renew on an annual basis, subject to earlier termination in accordance with the terms of the agreement. Pursuant to the terms of the Andrews Agreement, Mr. Andrews will be entitled to receive:

●	an annual base salary of $120,000 per annum (subject to annual review and adjustment) (the “Base Salary”), for the first ten (10) months of employment. Beginning November 1, 2024, the Base Salary shall increase to a gross annual rate of $216,000 (the “Adjusted Pay Rate”). Notwithstanding the foregoing, the Board can elect to pay the Adjusted Pay Rate earlier than the foregoing in its sole discretion;

●	an annual bonus (paid out annually if Company milestones and profitability are met), to be negotiated, subject to approval by the Board;

●	equity incentive compensation of an option to purchase 40,000 shares of the Company’s common stock, subject to the passage of a Company equity incentive plan; and

●	eligibility to participate in a number of Company-sponsored benefit plans that may be in effect from time to time.

Furthermore, pursuant to the Andrews Agreement, in the event that the Andrews Agreement is terminated for a reason other than “cause” or for “good reason,” Mr. Andrews, upon signing and returning an effective waiver and release of claims, shall be entitled to receive: (i) separation payments in an aggregate amount of 3 months of his then-current base salary; and (ii) continuation of group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at the Company’s expense for a period of 3 months following the termination date.

Potential Payments upon Termination or Change in Control

The Company does not provide “single-trigger” severance payments that are prompted solely by a change in control.

Incentive Arrangements

2024 Equity Incentive Plan

On January 1, 2024, the Company adopted the 2024 Equity Incentive Plan (the “EIP”), under which the Company may grant equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. Equity-based awards for our directors and named executive officers will be awarded in future years under the EIP. The following summarizes the material terms of the EIP. This summary is qualified in its entirety to the full text of the EIP.

Administration. The EIP is administered as determined by our board of directors or a committee thereof duly authorized to administer the Incentive Plan. For purposes of this discussion, the body that administers the EIP is referred to as the “Administrator.” Among the Administrator’s powers is to determine the form, amount and other terms and conditions of awards; clarify, construe or resolve any ambiguity in any provision of the EIP or any award agreement; amend the terms of outstanding awards; and adopt such rules, forms, instruments and guidelines for administering the EIP as it deems necessary or proper. The Administrator has authority to administer and interpret the EIP, to grant discretionary awards under the EIP, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of Common Stock to be covered by each award, to make all other determinations in connection with the EIP and the awards thereunder as the Administrator deems necessary or desirable, to adopt, alter, and repeal administrative rules, guidelines and practices governing the EIP, to delegate authority under the EIP to our executive officers and to otherwise supervise administration of the EIP. To the extent the Company seeks to obtain the benefit of exemptions available under Rule 16b-3 under the Exchange Act, the applicable compensation may be approved by “non-employee directors.”

Available Shares. The initial aggregate number of shares of Common Stock that may be issued or used for reference purposes under the EIP or with respect to which awards may be granted is 2,500,000 shares. In addition, the number of shares of Common Stock available for issuance under the EIP will be annually increased on January 1 of each calendar year beginning in 2025 by an amount equal to 5%. The maximum number of shares of Common Stock with respect to which incentive stock options may be granted under the EIP is a number of shares of Common Stock equal to three (3) multiplied by 2,500,000. The number of shares available for issuance under the EIP may also be subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of Common Stock. In the event of any of these occurrences, the Company may make any adjustments it considers appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the EIP or covered by grants previously made under the EIP. The shares available for issuance under the EIP may be, in whole or in part, either authorized and unissued shares of Common Stock or shares of Common Stock held in or acquired for the Company’s treasury. If an award under the EIP is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the EIP.

Eligibility for Participation. Members of our board of directors, as well as employees of, and consultants to, the Company or its subsidiary and affiliates, are eligible to receive awards under the EIP. Incentive Stock Options may be granted only to Employees; all other Stock Awards may be granted only to Employees, Directors and Consultants. In the event a Participant is both an Employee and a Director, or a Participant is both a Director and a Consultant, the Stock Award Agreement shall specify the capacity in which the Participant is granted the Stock Award; provided, however, if the Stock Award Agreement is silent as to such capacity, the Stock Award shall be deemed to be granted to the Participant as an Employee or as a Consultant, as applicable.

Award Agreement. Awards granted under the EIP are evidenced by Stock Bonus Agreements, which need not be identical, that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change of control or conditions regarding the participant’s employment, as determined by the Administrator.

Stock Options. The Administrator may grant nonqualified stock options to eligible individuals and incentive stock options only to eligible employees. The Administrator will determine the number of shares of Common Stock subject to each option, the term of each option, which may not exceed 10 years, or five years in the case of an incentive stock option granted to a 10 percent stockholder, the exercise price, the vesting schedule, if any, and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of Common Stock at the time of grant or, in the case of an incentive stock option granted to a 10 percent stockholder, 110% of such share’s fair market value. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the Administrator at grant, and the exercisability of such options may be accelerated by the Administrator.

Restricted Stock. The Administrator may award shares of restricted stock. Except as otherwise provided by the Administrator upon the award of restricted stock, the recipient generally has the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s restricted stock agreement. The Administrator may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period.

Recipients of restricted stock are required to enter into a restricted stock agreement with the Company that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse.

Performance Awards. The Administrator may grant a performance award to a participant payable upon the attainment of specific performance goals. It may be paid upon the attainment of the relevant performance goals in shares of restricted stock, based on the then current fair market value of such shares, as determined by the Administrator. Based on service, performance and/or other factors or criteria, the Administrator may, at or after grant, accelerate the vesting of all or any part of any performance award.

Change in Control. In connection with a change in control, as defined in the EIP, the Administrator may accelerate vesting of outstanding awards under the Incentive Plan. In addition, such awards may be, in the discretion of the Administrator: (1) assumed and continued or substituted in accordance with applicable law; (2) purchased by the Company for an amount equal to the excess of the price of a share of Common Stock paid in a change in control over the exercise price of the awards; or (3) cancelled if the price of a share of Common Stock paid in a change in control is less than the exercise price of the award. The Administrator may also provide for accelerated vesting or lapse of restrictions of an award at any time. Outstanding Stock Awards need not be treated similarly in a Change in Control transaction.

Certain Transactions. In connection with certain transactions and events affecting the Common Stock, including, without limitation, any extraordinary dividend, conversion, adjustment, split, recapitalization, reorganization, merger, consolidation, or similar corporate transaction or event, the Administrator has broad discretion to take action under the Incentive Plan to provide for adjustments to prevent the dilution or enlargement of intended benefits, facilitate such transaction or event.

Stockholder Rights. Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant has no rights as a stockholder with respect to shares of Common Stock covered by any award until the participant becomes the record holder of such shares.

Amendment and Termination. Notwithstanding any other provision of the EIP, our board of directors may at any time amend any or all of the provisions of the EIP, or suspend or terminate it entirely, retroactively or otherwise, subject to stockholder approval within twelve (12) months; provided, however, that, unless otherwise required by law or specifically provided in the EIP, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be adversely affected without the consent of such participant. In no event may the EIP be amended without the approval of the Company to increase the aggregate number of shares of Common Stock that may be issued under the Incentive Plan, or to make any other amendment that would require stockholder approval under applicable law, rules and regulations of any exchange on which our securities are listed, except as provided under the EIP.

Transferability. Awards granted under the EIP generally are nontransferable, other than by will or the laws of descent and distribution, except that the Administrator may provide for the transferability of nonqualified stock options at the time of grant or thereafter to certain family members.

Recoupment of Awards. The EIP provides that awards granted under the Incentive Plan are subject to any recoupment policy that we may have in place or any obligation that we may have regarding the clawback of “incentive-based compensation” under the Exchange Act or under any applicable rules and regulations promulgated by the SEC.

Effective Date; Term. Effective on the Closing Date, the Incentive Plan was adopted by our board of directors. No award will be granted under the EIP on or after the 10-year anniversary of the effective date of the Incentive Plan. Any award outstanding under the Incentive Plan at the time of termination will remain in effect until such award is exercised or has expired in accordance with its terms.

Outstanding Equity Awards at Fiscal Year End

There are no shares of common stock underlying outstanding an equity incentive plan awards for the executive officers as of December 31, 2023.

Other Elements of Compensation

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans which include health, vision, dental, disability, flex-spending, life insurance and 401(k) plan.

Change in Control Benefits

Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with a change in control of our company. Each of our named executive officers’ employment agreements entitles them to accelerated vesting of all outstanding equity awards, as well as certain other benefits, upon a change in control of our company. For additional discussion, please see “Employment Agreements” above.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
Peter Bordes	-	-			$-	-			-
Christopher Andrews	January 1, 2024	40,000			$1.24	January 1, 2034			-

Directors Compensation

The following table sets forth information for the year ended December 31, 2023, regarding the compensation awarded to, earned by, or paid to our non-employee directors who served on our board of directors during 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($)	RSU awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joseph Zawadzki	$-	-	-	-	-	-	-
Nadine Watt	$-	-	-	-	-	-	-
Elisabeth DeMarse	$-	-	-	-	-	-	-
Christopher Hardt	$-	-	-	-	-	-	-
Denis Duncan	$-	-	-	-	-	-	-

None of our Directors have received any cash compensation for their service on the Board.

Stock Option Plans

2024 Equity Incentive Plan

Our board of directors adopted our 2024 Plan on January 1, 2024. Our 2024 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units.

Long-Term Incentive Compensation

On January 1, 2024, the Board approved, subject to the shareholder approval, the 2024 Equity Incentive Plan (“2024 Plan”). The following paragraphs provide a summary of the features of the 2024 Plan and its operation. However, this summary is not a complete description of all of the provisions of the 2024 Plan and is qualified in its entirety by the specific language of the 2024 Plan. All awards of shares common stock of the Company under the 2024 Plan are subject to, and contingent upon, the Company shareholders’ approval for purposes of compliance with the Nasdaq Rule 5635(c). No awards under the 2024 Plan can be exercised until the Company has received shareholder approval, and in the event shareholder approval is not obtained within twelve months after the effective date of the 2024 plan, then any awards granted under the 2024 Plan shall be void and the Company shall have no obligations with respect to any such award, in compliance with Rule 5635(c). Capital terms not defined herein are defined in the 2024 Plan.

Share Reserve

We have reserved 2,500,000 shares of common stock, par value $0.0001 (“Common Stock”) under the 2024 Plan. In addition, the share reserve will automatically increase on January 1 of each fiscal year (for a period of ten years after adoption of the Plan) during the term of the Plan, commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to the lesser of (a) five percent (5%) of the total number of shares of the Company’s Common Stock outstanding on December 31st of the prior year, and (b) a lesser number of Common Stock determined by the Board, in its discretion.

Administration

The 2024 Plan will be administered by the Board. The Board will have the authority to construe and interpret the 2024 Plan, grant awards, and make all other determinations necessary or advisable for the administration of the plan. Awards under the 2024 Plan may be made subject to vesting, “performance conditions” or any other terms and conditions that the Board deems necessary or advisable.

Eligibility

Our employees, consultants, and directors, and the employees, consultants and directors of our affiliates, will be eligible to receive awards under the 2024 Plan. Incentive stock options may be granted only to employees of the Company. The Board will determine who will receive awards and the terms and conditions of such awards.

Term

The 2024 Plan will terminate 10 years from the date our Board adopted the plan, unless it is terminated earlier by our Board.

Award Forms and Limitations

The 2024 Plan authorizes the grant of stock awards, performance awards and other cash-based awards. Awards under the 2024 Plan are limited to the share reserve as described above under “Share Reserve.” The maximum number of shares subject to stock options that are intended to qualify as incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), is equal to the initial share reserve (not including any subsequent adjustments).

Stock Options

The 2024 Plan provides for the grant of incentive stock options (“ISOs”) only to our employees or our affiliates. Options that are not classified as ISOs may be granted to our employees, directors, and consultants or our affiliates. The exercise price of each option must be at least equal to the fair market value of Common Stock on the date of grant. Options granted under the 2024 Plan may be exercisable at such times and subject to such terms and conditions as the Board determines. The maximum term of options granted under the 2024 Plan is 10 years. Options may vest based on time or achievement of performance conditions, as determined by the Board.

Restricted Stock

The Board may grant awards consisting of shares of Common Stock subject to restrictions on sale and transfer. The price (if any) paid by a participant for a restricted stock award will be determined by the Board. The terms and conditions of the Restricted Stock Award Agreements may change from time to time, and the terms and conditions of separate Restricted Stock Award Agreements need not be identical, but each Restricted Stock Award Agreement shall include (through incorporation of provisions hereof by reference in the agreement or otherwise) the substance of each of the following provisions (except to the extent that any such provision indicates it is permissible rather than mandatory):

Restricted Stock Units

The Board is authorized to make awards of Restricted Stock Units to any Participant selected by the Board in such amounts and subject to such terms and conditions as determined by the Board. At the time of grant, the Board shall specify the date or dates on which the Restricted Stock Units shall become fully vested and nonforfeitable, and may specify such conditions to vesting as it deems appropriate. Alternatively, Restricted Stock Units may become fully vested and nonforfeitable pursuant to the satisfaction of one or more Performance Goals as the Board determines to be appropriate at the time of the grant of the Restricted Stock Units or thereafter, in each case on a specified date or dates or over any period or periods determined by the Board. At the time of grant, the Board shall specify the maturity date applicable to each grant of Restricted Stock Units which shall be no earlier than the vesting date or dates of the Award. All Restricted Stock Unit awards shall be subject to such additional terms and conditions as determined by the Board and shall be evidenced by a written Stock Award Agreement.

Other Stock-Based and Other Cash-Based Awards

The Board may grant other stock-based awards and other cash-based awards to participants under the 2024 Plan in amounts and on terms and conditions determined by the Board in its discretion. Such awards may be granted subject to vesting and other conditions or restrictions, or granted without being subject to any conditions or restrictions.

Additional Provisions

A stock option granted under the 2024 Plan shall not be transferable except by will or by the laws of descent and distribution and shall be exercisable during the lifetime of the Optionee only by the Optionee; provided, however, that the Administrator may, in its sole discretion, permit transfer of the Option to a revocable trust. Notwithstanding the foregoing, however, an Incentive Stock Option shall not be transferable other than by will or the laws of descent and distribution, and shall be exercisable only by the Optionee during the Optionee’s lifetime, except as otherwise permitted by the Administrator and by Sections 421, 422 and 424 of the Code and the regulations and other guidance thereunder.

S-8 Registration Statement:

On January 12, 2024, the Company filed a Form S-8 Registration Statement relating to 2,500,000 shares of the Company’s common stock, par value $0.0001 per share, issuable to the employees, officers, directors, consultants and advisors of the Company under the Company’s 2024 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock, as of June 24, 2024, by:

●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and,

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options or warrants held by the respective person or group that may be exercised or converted within 60 days after June 24, 2024. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after June 24, 2024, are included for that person or group but not for any other person or group.

Applicable percentage ownership is based 16,222,488 shares of common stock outstanding on June 24, 2024.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o Collective Audience, Inc., 85 Broad Street 16-079, New York, NY 10004.

Name and Address of Beneficial Owner	Number of shares of Common Stock	% of Common Stock	% of Total Voting Power
Directors & executive officers(1)
Peter Bordes	1,171,429	7.22%	7.22%
Christopher Andrews(2)	440,500	2.72%	2.72%
Christopher Hardt	10,000	*	*
Joseph Zawadzki(4)	100,000	*	*
Nadine Watt	10,000	*	*
Elisabeth DeMarse	—	*	*
Denis Duncan	20,000	*	*
All directors and executive officers as a group (7 individuals)	1,751,929	9.94%	9.94%
5% beneficial owners

*	Indicates beneficial ownership of less than 1%.

(1)	The business address of each of these stockholders is c/o Collective Audience, Inc., 85 Broad Street 16-079, New York, NY 10004.

(2)	Includes 100,000 Common shares noted above which are in connection to the Management Earn Out Agreement, are subject to conditions of the Company and may be lost.

(4)	The 100,000 shares are held in the name of Occams Razor, LLC, of which Mr. Zawadzki is the sole member.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2023, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2024 Stock Option Plan	40,000	$1.24	2,460,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers, holders of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements with directors and executive officers, which are described where required under the section above titled “Executive Compensation.”

Executive Compensation and Employment Arrangements

Please see “Item 11 Executive Compensation” for information on compensation arrangements with our executive officers and agreements with our executive officers containing compensation and termination provisions, among others.

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and executive officers, and we maintain directors’ and officers’ liability insurance. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Our certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement, or payment of a judgment under certain circumstances.

Board Committees and Independence

Our board of directors has established three standing committees – audit and risk, compensation, and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors.

Policies and Procedures Regarding Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit and risk committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On June 11, 2024, the Audit Committee dismissed FD as our independent registered public accounting firm. The reports of FD on DLQ’s balance sheets as of December 31, 2022 and 2021 and the statements of income, changes in stockholders’ deficit and cash flows for the fiscal years ended December 31, 2022 and 2021, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles, except that such audit reports contained explanatory paragraphs in which FD expressed substantial doubt as to DLQ’s ability to continue as a going concern. FD then served as the independent public accounting firm of the Company from November 29, 2023 through June 11, 2024. During this period, there were no “disagreements” (within the meaning set forth in Item 304(a)(1)(iv) of Regulation S-K under the Securities Exchange Act of 1934 (“Regulation S-K”)) with FD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to FD’s satisfaction, would have caused FD to make reference to the subject matter of the disagreements in connection with their reports on the Company’s consolidated financial statements. There were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, and related instructions thereto, during the fiscal years ended December 31, 2022 and 2021, and through the subsequent interim period through July 11, 2024, as discussed herein, the Company reported material weaknesses in its internal control over financial reporting during such period. As disclosed herein, in connection with the Company’s evaluation of the effectiveness of its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934), the Company concluded that its internal control over financial reporting was not effective as of December 31, 2023.

In accordance with Item 304(a)(3) of Regulation S-K, we requested that FD furnish us with a letter addressed to the SEC stating whether or not FD agrees with the above statements. FD furnished the requested letter stating whether it agrees with the statements above, and, if not, stating the respects in which it does not agree, and a copy is filed as Exhibit 16.1 to our current report on Form 8-K filed with the SEC on July 13, 2024.

On June 11, 2024, the Company appointed Yusufali & Associates, LLC (“Yusufali”) as the Company’s new independent registered public accounting firm effective as of June 11, 2024. The Audit Committee’s selection of Yusufali is subject to the ratification of the Company’s stockholders at the Company’s 2024 Annual Meeting (the “Annual General Meeting”). The Audit Committee of the Board approved the appointment of Yusufali.

During the fiscal year ended December 31, 2023 and the interim period from January 1, 2024 to June 11, 2024 neither the Company, nor anyone acting on its behalf, consulted with Yusufali regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Yusufali did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Yusufali & Associates, LLC, our independent registered public accounting firm which performed our audit for the years ended December 31, 2023 and for other services were as follows:

	For the Year Ended December 31,
	2023	2022
Audit Fees (1)	$15,000	-
Audit-Related fees	-	-
Tax fees	-	-
Other fees	-	-
Total fees	$15,000	-

(1)	Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2023.

The following table shows the fees billed by FD for the audit of our annual financial statements for the years ended December 31, 2022 for other services as follow:

	Year Ended December 31
	2023	2022
Audit Fees (1)	$140,000	$265,000
Audit Related Fees	-	-
Tax Fees (2)	-	-
Other Fees	117,500	-
Total Fees	$257,500	$265,000

(1)	Audit Fees represent fees and out-of-pocket expenses, whether or not yet invoiced, for professional services provided in connection with the audit of the Company’s consolidated financial statements, the review of the Company’s quarterly consolidated financial statements, professional services in connection with the Company’s registration statements on Form S-3 and S-8 and comfort letters, and audit services provided in connection with other regulatory filings.

(2)	Tax fees represent fees and out-of-pocket expenses for professional services for tax compliance, tax advice or tax return preparations.

Pre-Approval Policies and Procedures

Our audit and risk committee pre-approves all auditing services and the terms of non-audit services provided by our independent registered public accounting firm, but only to the extent that the non-audit services are not prohibited under applicable law and the committee determines that the non-audit services do not impair the independence of the independent registered public accounting firm. All audit services for 2022 and 2023 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements.

The financial statements of Collective Audience, Inc., together with the report thereon of Frazier & Deeter, LLC, an independent registered public accounting firm, and Yusufali & Associates, LLC, an independent registered public accounting firm, are included in this Annual Report on Form 10-K.

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Collective Audience, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments for the reverse merger described in Note 2, the accompanying carve-out consolidated balance sheet of DLQ, Inc. (the “Company”) as of December 31, 2022, and the related carve-out consolidated statement of operations, stockholder’s equity, and cash flows for the year then ended, and the related notes (collectively referred to as the carve-out consolidated financial statements (the 2022 carve-out consolidated financial statements before the effects of the adjustments discussed in Note 2 are not presented herein)). In our opinion, except for the adjustments for the reverse merger described in Note 2, the carve-out consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the reverse merger described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Yusufali & Associates.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying carve-out consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the carve-out consolidated financial statements, the Company has incurred net losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The carve-out consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These carve-out consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s carve-out consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States of America (GAAS). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the carve-out consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the carve-out consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the carve-out consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the carve-out consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Frazier & Deeter, LLC

We served as the Company’s auditor from 2022 to 2024.

Tampa, Florida

April 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Collective Audience, Inc. (CAUD).

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Collective Audience, Inc., (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. For the year 2022, Frazier & Deeter, LLC., another PCAOB registered firm performed the audit, and we are not assuming responsibility for 2022.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States of America (GAAS). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We have served as the Company’s auditor since 2024.

Short Hills, New Jersey

June 21, 2024

PCAOB registration # 3313

COLLECTIVE AUDIENCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$612,183	$417,074
Accounts receivable, net	37,701	1,436,545
Other current assets	344,482	31,591
Total current assets	994,367	1,885,210

Related party receivable	-	3,779,924
Right of use assets - operating lease	-	58,122
Intangible Assets	5,244,437	6,755,312
Property and equipment, net	-	85,430
Goodwill	5,991,208	5,991,208
Total assets	$12,230,013	$18,555,206

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,512,438	$2,644,856
Accrued expenses	2,522,985	1,508,373
Other current liabilities	351,284	-
Total current liabilities	5,386,708	4,153,229
Promissory notes, related party	1,671,784	-
Convertible promissory notes, related party	1,931,250	-
Warrant revenue side-sharing liability	250,000	-
Derivative warrant liability	114,893	-
Related party payable	-	7,863,129
Lease liability - operating lease	-	16,589
Notes payable	-	216,329
Total liabilities	9,354,635	12,249,276

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, par value $0.0001, 200,000,000 shares authorized;
13,726,810 and 11,400,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,373	1,140
Additional paid-in capital	42,878,075	20,346,025
Accumulated deficit	(40,004,071)	(14,041,235)
Total stockholders’ (deficit) equity	2,875,377	6,305,930
Total liabilities and stockholders’ (deficit) equity	$12,230,012	$18,555,206

The accompanying footnotes are an integral part of these audited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenue	$12,142,099	$20,235,536

Operating expenses:
Platform operations	11,139,900	16,370,316
Depreciation and amortization	1,510,875	1,410,961
General and administrative	6,147,913	6,729,611
Sales and marketing	-	1,205,233
Total operating expenses	18,798,687	25,716,121

Loss from operations	(6,656,588)	(5,480,585)

Other income (expense):
Interest expense	-	(84,790)
Interest income	-	58
Change in fair value of derivative warrants liability	983,957	-
Change in fair value of warrant side-sharing liability	1,140,000	-
Loss on disposal of assets	(42,684)	-
Total other expense	2,081,274	(84,732)

Net loss before income taxes	(4,575,314)	(5,565,317)
Income taxes	-	-
Net loss	$(4,575,314)	$(5,565,317)

Net loss per share: Basic and Diluted	$(0.33)	$(0.49)
Weighted average common shares outstanding	13,726,810	11,400,000

The accompanying footnotes are an integral part of these audited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance December 31, 2021	2,000		17,909,570	(8,475,918)	9,433,652
Acquisition of Battle Bridge	—		2,678,472	—	2,678,472
Share-based compensation	—		(242,017)	—	(242,017)
Reverse acquisition of Abri by DLQ-CAUD common stock	11,398,000	1,140			1,140
Net loss	—		—	(5,565,317)	(5,565,317)
Balance December 31, 2022	11,400,000	$1,140	$20,346,025	$(14,041,235)	$6,305,930
Common Stock following Business Combination	1,818,063	182			182
Public Warrants	506,747	51	21,387,289	(21,387,522)	(182)
Warrant revenue side sharing liability			1,144,762	—	1,144,762
Net loss	—		—	(4,575,314)	(4,575,314)
Balance December 31, 2023	13,726,810	$1,373	$42,878,075	$(40,004,071)	$2,875,377

The accompanying footnotes are an integral part of these audited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,575,314)	(5,565,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation / Amortization Expense		1,410,960
Share-based compensation		(242,017)
Changes in operating assets and liabilities:
Account Receivable	1,398,844	214,573
Prepaid expenses and other current assets	(312,891)	10,334
Accounts payable, Operating Lease and accrued expenses	(443,649)	1,584,655
Net cash used in operating activities	(3,933,011)	(2,586,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the acquisition of Battle Bridge		(50,000)
Net cash provided by (used in) investing activities	0	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding from related party		1,338,129
Proceeds from convertible promissory notes	4,128,120
Proceeds from factor		2,519,530
Additional funding to related party		(1,629,925)
Net Cash Provided by Financing Activities	4,128,120	2,227,734

NET CHANGE IN CASH	195,109	(409,078)
Cash - Beginning of period	417,074	826,152
Cash - End of period	612,183	417,074
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Cash payment by Logiq, Inc. for the Battle Bridge acquisition	$-	$200,000
Issuance of stock related to acquisition of Battle Bridge	$-	$2,679,612

The accompanying footnotes are an integral part of these audited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Corporate Information and Business Overview

Collective Audience, Inc. (the “Company”) operates primarily through its subsidiary, DLQ INC. ( “DLQ”). DLQ is a Nevada corporation, originally incorporated in December 2019 as Origin 8, Inc. DLQ has two wholly owned subsidiaries, Tamble, Inc. and Push Interactive, LLC, and is located in Minneapolis, Minnesota, USA.

Tamble, Inc. is not an operating business. Its sole purpose is to hire independent contractors for DLQ’s marketing business.

On January 8, 2020, DLQ’s, then parent completed the acquisition of substantially all of the assets of Push Holdings, Inc. and the assets were transferred to Push Interactive, LLC. This acquired business operates a consumer data management platform powered by lead generation, online marketing, and multichannel reengagement strategies through its owned and operated brands. DLQ has developed a proprietary data management platform and integrated with several third-party service providers to optimize the return on its marketing efforts. DLQ focuses on consumer engagement and enrichment to maximize its return on acquisition through repeat monetization of each consumer. As part of the transaction, Logiq, Inc. issued 35,714,285 shares to Conversion Point Technologies, Inc. as consideration for the acquisition of all the assets of Push Holdings, Inc. in the amount of $14,285,714.

On March 31, 2022, DLQ and its then parent completed the acquisition of certain customer contractual agreements of Battle Bridge Labs, LLC, including those of Section 2383 LLC, a Tulsa, Oklahoma based digital brand marketing agency. The purchase price was $2,929,612 and consisted of the issuance of 2,912,621 shares of restricted common stock of Logiq, Inc. with a fair value of $2,679,612 and cash consideration of $250,000, of which Logiq, Inc. paid $200,000 and DLQ paid $50,000, respectively.

Battle Bridge Acquisition Co., LLC became the third wholly owned subsidiary of DLQ. Battle Bridge is a full-service branding and digital marketing agency serving both external clients and internal parts of the Company. Battle Bridge offers branding and identity development in additional to digital strategy and media busing services, as well as all of the requisite ancillary and supporting services to enable the branding and digital practices.

On September 9, 2022, DLQ and its then parent Logiq Inc. entered into a definitive merger agreement for a business combination whereby it will merge with Abri Merger Sub Inc., a wholly owned subsidiary of Abri SPAC I, Inc., a special purpose acquisition company (“SPAC”).

The business combination between was be affected through the merger of Abri Merger Sub, Inc. with and into DLQ, with DLQ surviving the merger as a wholly owned subsidiary of the Company. Upon the closing of the acquisition, the Company changed its name to “Collective Audience, Inc.” Abri issued 11.4 million shares in exchange for all of the outstanding shares of DLQ. At $10 per Abri share, the valuation of the Company was $114 million.

The accompanying consolidated financial statements represent the financial position and result of operations of the Company, with its subsidiary DLQ, Inc. as the source of operations.

The Business Combination

As previously announced, on September 9, 2022, Abri SPAC I, Inc., a Delaware corporation (“Abri”), Abri Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Abri (“Merger Sub”), Logiq, Inc., a Delaware corporation (“Logiq or “DLQ Parent”) whose common stock is quoted on OTCQX Market under the ticker symbol “LGIQ” and, DLQ, Inc., a Nevada corporation and wholly owned subsidiary of DLQ Parent (“DLQ”) entered into a Merger Agreement (the “Merger Agreement”).

On November 2, 2023 (the “Closing Date”), the Business Combination, among other transactions contemplated by the Merger Agreement, was completed (the “Closing”). On the Closing Date, 11,400,000 shares of Company Common Stock and were issued to DLQ Parent as Merger Consideration. After giving effect to the issuances in connection with the Closing, 13,220,063 shares of Company Common Stock were outstanding. On October 23, 2023 stockholders holding 619,963 of the Abri’s public shares exercised their right to redeem such shares, after giving effect to certain redemption elections prior to Closing, for a pro rata portion of the funds in Abri’s trust account (the “Trust Account”). As a result, $ 6,651,963 (approximately $10.72 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 62,185 public shares of common stock outstanding.

On November 3, 2023, the Company’s Common Stock began trading on the Nasdaq Global Market under the symbol “CAUD.” The units previously trading under the symbol “ASPAU” were separated into their separate components and ceased to trade.

The settlement of the Abri convertible note, related party, in the amount of $1,931,250 and promissory note, related party, in the amount of $1,671,784, warrants for $250,000 and $114,893 for a total of $3,967,927.

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

The Merger Consideration and Treatment of Securities

At Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of shares of Abri Common Stock:

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

Concurrent with Closing, upon issuance of the Consideration Shares, DLQ Parent declared a share dividend of 3,762,000 Consideration Shares (representing 33% of the total Consideration Shares) to the DLQ Parent stockholders (the “Logiq Dividend”) of record as of October 24, 2023 (the “Dividend Record Date”). Certain DLQ Parent stockholders which are entitled to 1,500,000 of such Logiq Dividend shares agreed to become subject to an Escrow Agreement (the “Reset Shares”). The Reset Shares may be released to certain institutional investors to cover any reset in the amount of Consideration Shares to cover a $5 million investment in DLQ (the “DLQ Investment”) in the form of convertible promissory notes issued by DLQ (the “DLQ Notes”). Additionally, an aggregate of $5,000,000 of DLQ Notes converted into shares of common stock of DLQ representing an aggregate of 14% of the outstanding capital stock of DLQ and were exchanged for an aggregate of 1,600,000 Consideration Shares. The remaining 53% of Consideration Shares were issued to DLQ Parent, are subject to an 11-month lock-up, and will be deposited into a separate escrow account, and such escrow which will be released once the DLQ Investors recoup their original investment amounts.

The Company has authorized 200,000,000 shares of common stock, and 100,000,000 shares of preferred stock, par value $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable. As of the Closing Date, there were 13,220,263 shares of Common Stock outstanding, no shares of preferred stock outstanding, and warrants to purchase 6,028,518 shares of Common Stock. Company stockholders who hold their shares in electronic format in U.S. brokerage accounts are not deemed to be separate stockholders, as such shares are held of record by CEDE and Co., which is counted by our transfer agent as a single stockholder of record. Such holder numbers do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

The settlement of the Abri convertible note, related party, in the amount of $1,931,250 and promissory note, related party, in the amount of $1,671,784, warrants for $250,000 and $114,893 for a total of $3,967,927.

On December 19, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Offering”) (i) 465,118 shares (the “Shares”) of common stock of the Company, $0.0001 par value (the “Common Stock”) for a purchase price of $1.29 per share of Common Stock, which was equal to the “Minimum Price” under Nasdaq rules, and (ii) warrants to purchase up to 697,678 shares of Common Stock (the “Warrants” and together with the shares underlying the Warrants, the “Warrant Shares,” and the Shares, the “Securities”) for a total aggregate gross proceeds of approximately $600,000. The Offering closed on December 19, 2023

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders' deficit for the year ended December 31, 2023:

Cash - Trust and Escrow	$5,667,221
Less: Transaction Expenses Paid	5,557,206
Net proceeds from the Business Combination	110,016
Less: Recognition of SPAC closing balance sheet	(3,603,034)
Reverse capitalization, net	(3,493,018)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination are as follows:

Abri common stock outstanding prior to Business Combination	5,733,920
Less: Redemption of Abri common stock	(5,671,735)
Common stock of Abri	62,185
Abri private units outstanding	294,598
Abri founder shares outstanding	1,433,480
Other	29,800
Business Combination shares	1,820,063
CAUD common stock	11,400,000
Common stock immediately following Business Combination	13,220,063
Brownstone investment	232,559
Timothy Wong (Brownstone)	232,559
Other shares issued during FY23	41,629
Weighted-average common shares outstanding – Basic and Diluted	13,726,810

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Abri by DLQ and was treated as a recapitalization with DLQ as the accounting acquirer. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on November 2, 2023 and represent the operations of DLQ, with one adjustment, which is to retroactively adjust the DLQ legal capital to reflect the legal capital of Abri. Accordingly, historical financial statements have been restated to reflect the recapitalization for all periods occurring after the acquisition that was effective as of November 2, 2023. Such restatement primarily related to common stock, equivalent shares information and basic and diluted per share data.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements reflect the assets, liabilities, revenue and expenses directly attributable to the Company. The Company is a separate legal entity and as such, general and administrative costs have been recorded directly to the books and records of the Company on a specific identification basis. Certain corporate overhead costs have been recorded based upon expenses directly attributable to the Company. Management believes all costs have been appropriately recorded.

USE OF ESTIMATES

The preparation of the Company’s carve-out consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the carve-out consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the carve-out consolidated financial statements are prepared. Actual results could differ from those estimates.

BUSINESS COMBINATIONS

The Company allocates the purchase price of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition related expenses and integration costs are expensed as incurred.

SEGMENT REPORTING

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment in the United States.

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The assets are valued using a fair market basis as defined in the Financial Accounting Standards Board (FASB ASC 820, Fair Value Measurement). Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established by the Financial Accounting Standards Board (FASB) that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the fair value hierarchy are described below:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs with little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value measurement. The fair value of certain assets and liabilities assumed in the acquisition of Push Holdings, Inc. were determined utilizing the level 3 inputs.

LIQUIDITY

The Company requires substantial amounts of operating cash for operating activities, including salaries and wages paid to the employees and contractors, general and administrative expenses, and others. As of December 31, 2023, the Company had $612,183 in cash equivalents and no restricted cash.

The Company incurred operating losses and generated negative operating cash flows for the twelve months ended December 31, 2023, of $4,575,314 and $3,933,011 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the carve-out consolidated financial statement was available to be issued.

The Company considers operating results, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period of time. The future viability of the company beyond 2023 is largely dependent on outside funding . or additional sources of financing.

Management will explore strategic alliances with enterprise investors that have a specific investment focus on digital marketing, advertising technology and lead generation companies. The Company is already acquainted with investment groups that have portfolio companies which could form strategic investment/partnerships with the Company and/or its subsidiaries. The Company will continue to explore these opportunities.

While it is anticipated that one of the above will provide assistance to address the liquidity concerns, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

There can be no assurance that the Company will be able to raise additional funds or that the terms and conditions of any future financing will be workable or acceptable to the Company or its stockholders. If the Company is unable to fund its operations from existing cash on hand, operating cash flows, additional borrowings, or raising equity capital, the Company may not continue operations.

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

RISKS AND UNCERTAINTIES

The Company relies on cloud-based hosting through a global accredited hosting provider. Management believes that alternate sources are available; however, disruption or termination of this relationship could adversely affect our operating results in the near-term.

GOODWILL

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. There were no impairments recorded for years ended December 31, 2023 and 2022.

INTANGIBLE ASSETS

The Company’s intangible assets consist of a trademark name and software technology that was acquired as part of the acquisition of Push Holdings, Inc. as well as the customer list acquired as part of the Battle Bridge acquisition. The trademark name is amortized using the straight-line method over 15 years. The software is amortized using the straight-line method over 7 years. The customer contractual agreements are amortized using the straight-line method over 5 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company classifies its long-life assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite life intangible assets.

The Company evaluates the recoverability of long-lived assets annually, or more frequently whenever events or changes in circumstances indicate the assets might be impaired. If the carrying value of the long-life asset is not recoverable on a future cash flow basis, an impairment is recognized. As of December 31, 2023, and December 31, 2022, the Company had recorded no impairment charges.

LEASE

The Company adopted ASU 2016-02, Leases (Topic 842), on January 8, 2020, using a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the carve-out consolidated financial statements.

The Company leases its offices which are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized at the present value of future lease payments. There were no impairments recorded for the years ended December 31, 2023 and 2022.

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables from customers. The Company records accounts receivable at its net realizable value, recognizing an allowance for doubtful accounts based on our best estimate of probable credit losses on our existing accounts receivable. The Company individually reviews all balances that exceed 90 days from the invoice date and assess for provisions for doubtful accounts based on an assessment of the balance that will be collected. Balances are written off against the allowance after all means of collection have been exhausted and the possibility of recovery is considered remote.

The allowance for doubtful accounts as of December 31, 2023, and 2022, amounts to $0 and $602,751, respectively. Bad debt expense for the years ended December 31, 2023, and 2022, amounted to $374,976 and $447,159, respectively, and are included in G&A in the accompanying carve-out consolidated statement of operations.

ACCOUNTS RECEIVABLE AND DUE TO FACTOR

The Company factors designated trade receivables pursuant to a factoring agreement with Bayview Funding LLC, and unrelated factor (the “Factor”). The agreement specifies that eligible trade receivables are factored with recourse. The Company submits selected trade receivables to the factor and receives up to 85% of the face value of the receivable by wire transfer or ACH. The Factor withholds 15% as retainage. Upon payment by the customer, the Company receives the remainder of the amount due from the factor.

Trade receivables assigned to the Factor are carried at the original invoice amount less an estimate made for doubtful accounts. Under the terms of the recourse provision, the Company is required to reimburse the Factor for factored receivables that are not paid on time. Accordingly, these receivables are accounted for as a secured financing arrangement and not as a sale of financial assets. The allowance of doubtful accounts is based on management regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded when received.

The Company presents the receivables, net of allowances, as current assets and presents the amount potentially due to the Factor as a secured financing in the current liabilities.

For the year ended December 31, 2023 all factored receivables were settled and balances zeroed. Factored receivables for the year ended December 31, 2022 was in the amount of $270,599.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash.

CONCENTRATIONS OF RISK

The Company’s financial instruments are potentially subject to concentrations of credit risk. The Company places its cash with high quality credit institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. Management believes that the risk of loss is not significant and has not experienced any losses in such accounts.

During the twelve months ended December 31, 2023, and 2022, two customers represented approximately 87% and two customers represented approximately 53% of revenues, respectively.

As of December 31, 2023, and 2022, one customer represented 99% and 10% of accounts receivable, respectively.

As of December 31, 2023, and 2022, there were no significant vendors in accounts payable.

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

REVENUE RECOGNITION

The Company generates revenue derived from managed service contracts in accordance with Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic ASC 606).

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between carve-out consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company is subject to Income tax filings requirements in U.S. federal and various state jurisdictions. The Company’s tax returns for years from 2019, 2020, 2021 and 2022 are subject to U.S. federal, state, and local income tax examinations by tax authorities.

The Company reports income tax related interest and penalties within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals.

SHARE-BASED COMPENSATION

Compensation expenses related to employee awards is measured and recognized in the carve-out consolidated financial statements based on the fair value of the awards granted. The Company awarded restricted stock to employees at the fair value of the underlying stock on the grant date. The Company also awarded restricted stock units (“RSU”) that are recognized over the required service term on a straight-line basis, based on the fair value of the underlying stock of the grant date. Forfeitures are recorded as they occur.

TECHNOLOGY AND DEVELOPMENT COSTS

Technology and development costs are expensed as incurred and consist primarily of salaries and related expenses, consulting services and other direct expenses. Research and development costs for the years ended December 31, 2023, and 2022, amounted to $0 and $0, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

RECLASS

Certain amounts in the 2022 consolidated financial statements have been reclassified to conform with current year presentation.

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — INTANGIBLE ASSETS, NET

Intangibles, net, consists of the following as of December 31:

	2023	2022
Trademark/Names	1,060,000	1,060,000
Software	5,980,000	5,980,000
Customer List	2,929,611	2,929,612
Less accumulated amortization	(4,725,174)	(3,214,300)
Intangibles, net	5,244,437	6,755,312

The estimated future amortization of intangible assets as of December 31, 2023, is as follows:

2024	1,510,875
2025	1,510,875
2026	711,813
3,733,563

The amortization expense totaled $1,510,875 and $1,364,395 for each of the years ended December 31, 2023, and 2022, respectively.

NOTE 4 — REVENUE RECOGNITION

ASC 606, Revenue from Contracts with Customers

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service or product to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps (i) identification of contracts with customers; (ii) identification of performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

Typical payment terms are between net 30 and net 60 days.

The Company negotiates managed service agreements with the customers to specify the terms and conditions (including rights and obligations) and services to be provided. The services provided are based on three primary streams of revenue: lead generation, affiliate management and reengagement.

Lead Generation Revenue

For its Lead Generation revenue, the Company provides leads by purchasing ads to direct consumers to specific pages which are auctioned to the customer base. The Company’s performance obligation is to deliver the leads to customers in accordance with the terms of the agreement. The Company has concluded that this constitutes a single performance obligation for financial reporting purposes and that such obligation is recognized at a point of time, for which the Company is transferring value to the customer through delivery.

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — REVENUE RECOGNITION (cont.)

Affiliate Management Revenue

For its Affiliate Management revenue, the Company places ads on behalf of its customers after identifying the appropriate platforms to place the ads, determining the most advantageous amount of ad spend per platform, determining the prices for each ad, and producing the marketing materials. The Company has concluded that this constitutes a single performance obligation for financial reporting purposes and that such obligation is recognized at a point of time, for which the Company is transferring value to the customer through delivery.

Reengagement Revenue

For its Reengagement revenue, the Company provides links and advertisements via online, email, and In-App that generate views which are paid for by the customer. The Company’s performance obligation is to deliver the activity of clicks on advertisements in accordance with the terms of the agreement. The Company has concluded that this constitutes a single performance obligation for financial reporting purposes and that such obligation is recognized at a point of time, for which the Company is transferring value to the customer through delivery.

All the streams of revenue above are recorded on a gross basis. The Company is responsible for fulfilling the delivery of services, establishing the selling price for the delivery, and the Company performs billing and collections, including ultimately retaining credit risk. The Company therefore determined that is serves as a principal and that gross presentation of revenue is appropriate.

Revenue consists of the following as of December 31:

	Point in Time
	2023	2022

Lead Generation	2,411,478	11,540,265
Affiliate Management	9,730,621	6,441,775
Reengagement	-	2,253,496
Revenue	12,142,099	20,235,536

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following as of December 31:

	December 31, 2023	December 31, 2022
Computer and equipment	$59,169	$59,169
Leasehold improvements	165,957	165,957
	225,126	225,126
Less accumulated depreciation	(225,126)	(139,696)
	$-	$85,430

Depreciation expenses for the years ended December 31, 2023 and 2022 respectively, amounted to $42,747 and $46,565.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31:

	December 31,	December 31,
	2023	2022

Credit cards	$207,163	$604,661
Payroll	2,315,822	892,755
Other	-	10,957
	$2,522,985	$1,508,373

COLLECTIVE AUDIENCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAX

The Company is incorporated in the State of Delaware and is subject to a U.S. federal and state corporate income taxation. The Company is not filing as a member of the U.S. consolidated group of Collective Audience, Inc. and will file the US tax returns on a separate return basis. The tax provision has been prepared using this filing profile and does not include any activity of any entities outside of the Company.

The Company incurred net operating losses for the years ended December 31, 2023 and 2022. The Company is subject to U.S. federal corporate income tax rate of 21% and estimated state tax rate of 9.80%.

As of December 31, 2023 and 2022, this company does not have any net deferred tax assets.

	2023	2022
Statutory tax rate	21.00%	21.00%
State income tax	8.70%	9.80%
Change in Valuation Allowance	—%	(31.01)%
True-Up	—%	(0.21)%
Change in State Rate	—%	—%
Total	29.70%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

Deferred Tax Assets and Liabilities	2023	2022
Allowance for Bad Debt	$366,226	$185,647
Deferred Payroll	-	58,336
Stock-based compensation	-	8,876
Depreciation	(182,442)	(26,312)
Amortization	(1,510,875)	(644,524)
Net Operating Loss	4,575,314	4,022,649
Valuation Allowance	(3,248,224)	(3,604,672)
Net Deferred Tax Assets	$—	$—

Management has determined that it is more likely than not that the Company will not realize its net deferred tax asset, and accordingly, a valuation allowance has been deemed necessary. As of December 31, 2023 and 2022, respectively, the valuation allowance is $3,248,224 and $3,604,672.

The Company reports income tax related interest and penalties within our income tax line item on our carve-out consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals. As of December 31, 2023 and 2022, the Company has not recorded any uncertain tax positions.

COLLECTIVE AUDIENCE, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDER’S EQUITY

Logiq, Inc., the former parent of the Company, authorized a 2020 Equity Incentive Plan, which provides the issuance of common stock and restricted stock units (“RSU”) to be granted to eligible employees and consultants of Logiq, Inc., including those employed by DLQ, Inc.

Logiq, Inc. issued shares of common stock to certain employees and consultants of the Company for services rendered (the “Compensation Awards”). The Compensation awards were issued at the grant date fair value derived from OCTQX, the top tier of the three marketplaces for the OTC trading of stocks, under the symbol “LGIQ”. On August 28, 2020, a total of 16,000 shares were granted at $7.68 per unit. On July 16, 2021, a total of 130,000 shares were granted at $2.38 per unit. On September 2, 2021, a total of 483,814 shares were granted at $3.97 per unit. On April 28, 2022, a total of 100,000 shares were granted at $0.534 per unit. On July 8, 2022, a total of 250,000 shares were granted at $0.365 per unit.

RSU’s vest ratably every six months over three years. In the event the participant ceases to be a service provider for any reason before participant’s RSUs vest, the RSUs and participant’s right to acquire any shares will immediately terminate. To the extent actual forfeiture occurs, the amount will be recorded as adjustment to compensation expense in the period in which it occurred. On November 20, 2020, the Company granted 500,000 of RSUs to employees at $7.50 per unit. On July 16, 2021, one employee’s RSUs were forfeited in exchange of 130,000 shares of common stock. On January 7, 2022, two employee’s RSUs were terminated, and 200,000 non-vested shares were forfeited. On July 8, 2022, one employee’s RSUs were forfeited in exchange of 250,000 shares of common stock. All RSU’s have been forfeited as of September 30, 2022, and no remaining shared-based compensation expense is remaining for future periods. Going forward the Company will no longer issue RSU’s under the 2020 Equity Incentive Plan.

For the years ended December 31, 2023 and 2022, the company recorded $0 and recovery of $247,017 for stock-based compensation related to the RSUs, respectively.

Total shared-based compensation expense related to non-vested awards not yet recognized was approximately $1,729,000 as December 31, 2021.

The table below reflects the RSU’s activity for the years ended December 31, 2023, and 2022:

RSU’s
Nonvested as of December 31, 2020	500,000
Granted	—
Vested	(150,000)
Forfeited	(83,333)
Nonvested as of December 31, 2021	266,667
Granted	—
Vested	(16,667)
Forfeited	(250,000)
Nonvested as of December 31, 2022	—
Nonvested as of December 31, 2023	—

COLLECTIVE AUDIENCE, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LOSS PER SHARE

Basic loss per share is computed by dividing net income available to Common Stockholders (the numerator) by the weighted average number of Common Stock outstanding for the period (the denominator). The computation of net loss per share as of December 31 is as follows:

	2023	2022
Net Loss	$(4,575,314)	$(5,565,317)

Weighted-average common shares outstanding – Basic and Diluted	13,726,810	11,400,000
Net loss per share – Basic and Diluted	$(0.33)	$(0.49)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating lease

In 2020, through the Push acquisition, the Company was assigned an operating lease for approximately 30,348 square feet of office and warehouse space located in Minneapolis, Minnesota, at a rate of $367,200 per annum. This lease was through a related party. The terms of the lease acquired were to expire on December 31, 2021. On September 1, 2021, the operating lease was amended to reduce the square footage leased to 26,954 at a rate of $26,300 per month. On November 1, 2021, the operating lease was amended to further reduce the square footage leased to 12,422 at a rate of $17,500 per month and to expire on December 31, 2022; however, the lease was extended from January 1, 2023 through April 30, 2023.

Based on the present value of the lease payments for the remaining lease term acquired on January 8, 2020, the right-of-use assets and lease liabilities were approximately $668,000 with an effective present value rate of 5.25%. Under the amended contract the operating lease right-of-use and liabilities were approximately $206,000 at December 31, 2021, utilizing an effective present value rate at 3.25%.

For the years ended December 31, 2023 and December 31, 2022, the Company recorded approximately $0 and $3,600, respectively, in amortization expense. The Company’s net rental expense was approximately $105,000 and $155,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had no sub-lease agreements and no future commitment of rental payments.

NOTE 11 — LEGAL

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, management does not believe that any of these proceedings or other claims will have a material effect on the Company’s business, financial condition, results of operations or cash flows.

NOTE 12 — RELATED PARTIES

In both 2022 and 2021, the Company made advances to two related parties and obtained funding from Logiq, Inc. to support the operations of the business. The related party receivable as of December 31, 2022 and 2021, amounts to approximately $3,779,924 and $2,200,000, respectively. The related party payable as of December 31, 2022 and 2021, amount to approximately $7,863,000 and $6,325,000, respectively.

On November 8, 2022, the Company entered into a Managed Services Agreement (the “MSA”) with a significant new client (the “Client”) and will provide certain affiliate management, website development, lead generation, email management, and search engine optimization services (collectively, the “Services”) to Client through the Company’s platform. The MSA terminated on October 31, 2023.

In connection with the MSA, on November 8, 2022, DLQ Parent and Client also entered into an Independent Contractor Agreement (the “IC Agreement,” and together with the MSA, the “Agreements”), pursuant to which Client will provide, on a non-exclusive basis, certain business development strategies and execution and consulting services regarding e-commerce, digital marketing, and online advertising, including lead generation, affiliate marketing and brand development to the Company. The term of the IC Agreement coincides with the term of the MSA.

As compensation for the services to be provided by Client to the Company under the IC Agreement, the Company agreed to issue Client 1,750,000 restricted shares of Logiq, Inc. common stock (the “Initial Shares”) upon execution of the Agreements. In the event that the proposed acquisition of a wholly owned subsidiary of the Company by Abri SPAC I, Inc., which proposed acquisition was previously disclosed by the Company in that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022, an additional 1,750,000 restricted shares of Logiq, Inc. common stock were issued (such additional shares together with the Initial Shares, the “Registrable Shares”) as further contingent consideration pursuant to the Agreements. In addition, the Company agreed to reimburse up to $25,000 of legal fees paid by Client in connection with the Agreements.

The compensation expense for the services rendered by the Client to the Company are borne by the Company.

COLLECTIVE AUDIENCE, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date these financial statements were issued, for their potential impact on the carve-out consolidated financial statements and disclosures and there were the following subsequent events to report:

Sales of Securities

On February 19, 2024, the “Company entered into a securities purchase agreement (the “February Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Offering”) warrants to purchase up to 1,000,000 shares of Company common stock with an exercise price of $5.00 per share (the “Warrants” and together with the common shares underlying the Warrants, the “Warrant Shares,”) pursuant to the terms of the Common Stock Purchase Warrant (the “ Warrant Agreement”) for a total aggregate gross proceeds of approximately $10,000. The Offering closed on February 19, 2024. The Warrants are exercisable for shares of Company common stock immediately, at an exercise price of $5.00 per share and expire five years from the date of issuance.

On March 31, 2024, the Company entered into a securities purchase agreement (the “March Purchase Agreement”) with an accredited investor (the “Holder”), which provided for the issuance and sale by the Company to the Holder of a convertible promissory note (the “March 2024 Convertible Note”) in the aggregate principal amount of $100,000. The March 2024 Convertible Note is convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) pursuant to certain conditions, as set forth in the March 2024 Convertible Note. The Offering closed on March 31, 2024 (the “Closing Date”). The March 2024 Convertible Note in the aggregate principal amount of $100,000 has a two (2) year maturity from the Closing Date (the “Maturity Date”) with an interest rate of 8% per annum payable on a quarterly basis or, at the option of the Company, added to the principal amount under the note. The March 2024 Convertible Note maturity may be accelerated in the Event of Default (as defined in the March 2024 Convertible Note). If the Company fails to pay the aggregate principal and the unpaid accrued interest by the Maturity Date, then such amounts shall accrue interest at the rate of 18%, simple interest and non-compounding, until fully repaid. The March 2024 Convertible Note is convertible at the discretion of the Holder into Common Stock. The conversion price shall be the lesser of (i) $2.50 and (ii) 75% of the average of the three lowest VWAP (as defined in the March 2024 Convertible Note) for the Common Stock for a trading day on the trading market during the 20-day trading period immediately prior to the conversion date. The conversion of the March 2024 Convertible Note is subject to a beneficial ownership limitation of 9.99%; provided, however, that the limitations on conversion may be waived by the Holder upon, at the election of the Holder, not less than 61 days’ prior notice to the Company, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the Holder, as may be specified in such notice of waiver).

On April 26, 2024 (the “Execution Date”), the Company entered into an Exercise Price Reset Agreement (the “Reset Agreement”) with the Investors from the February Private Placement and December Private Placement pursuant to which, among other things, the Company agreed to reset the exercise price of the February Investor’s February Warrants from $5.00 per share of the Company’s common stock, par value $0.0001 (“Common Stock”), to $0.185 per share of Common Stock (the “Reset Exercise Price”) and to reset the December Investor’s December Warrants from an exercise price of $2.13 per share of Common Stock to the Reset Exercise Price. In consideration of the Company resetting the exercise price of the Warrants to the Reset Exercise Price, the Investors agreed to exercise their Warrants for all of the outstanding shares of Common Stock underlying their respective Warrants within forty-five (45) days of the Execution Date. The Reset Agreement contains a standstill provision prohibiting the Investors from, among other things, disposing of the shares of Common Stock issued for the exercise of the Warrants or the shares of Common Stock that may be issued upon the exercise of the Warrants, until five trading days after the Execution Date.

Related Party Unsecured Note

On March 31, 2024 (the “Promissory Note Closing Date”), the Company entered into a simple promissory note (the “Promissory Note”) with the Company’s Chief Executive Officer, Peter Bordes, pursuant to which Mr. Bordes lent certain money to the Company. The Promissory Note is for an aggregate principal amount of up to €300,000 and has a one (1) year maturity from the Promissory Closing Date, with an interest rate of 7.5% per annum. The lender of the Promissory Note, Peter Bordes, is a related party to the Company and the issuance of the note is a related party Transaction (the “Related Party Transaction”). The offer and sale of the Promissory Note was reviewed and authorized unanimously by the independent directors of the Company’s board, in accordance with the Nasdaq rule 5630(a)

BeOp Binding LOI and License Agreement

On February 29, 2024, the Company entered into two agreements with The Odyssey SAS (dba BeOp) (“BeOp”), a company organized under the laws of France specializing in conversational advertising: (i) the parties entered into a binding Letter of Intent (the “Binding LOI”) whereby the Company is bound to acquire 100% of the ownership of BeOp, subject to certain closing conditions (the “Acquisition”) and (ii) an interim exclusive joint venture and software license agreement (the “Interim License Agreement”) pursuant to which the Company obtained an exclusive license to commercialize the BeOp software in North America during the period between signing the Binding LOI and the expected closing (the “BeOp Closing”).

DSL Acquisition

On June 28, 2024, the Company entered into an Equity Exchange Agreement (the “DSL Exchange Agreement”) with DSL Digital, LLC, a Utah limited liability company (“DSL”) and Gregg Greenberg, the sole member of DSL (“Seller”) wherein Seller 51% of the issued and outstanding membership interests of DSL to the Company in exchange for 3,242,875 shares of Company common stock, (“DSL Exchange Consideration”) 10%, of which will be held (the “Holdback Shares”) to be released 18 months from the closing date. The DSL Exchange Consideration shall be subject to a lock-up for 2 years from the closing date. As a result, DSL will become a majority owned subsidiary of the Company and their operating results will be consolidated with the financial statements of the Company.

Exhibit Number	Description of Exhibit	Schedule/Form	File Number	Exhibits	Filing Date
2.1†	Merger Agreement dated as of September 9, 2022 by and among Logiq, Inc., DLQ Inc., Abri SPAC I, Inc. and Abri Merger Sub, Inc.	Form 8-K	001-40723	2.1	September 12, 2022
2.2	First Amendment to the Merger Agreement dated as of May 1, 2023, by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	001-40723	2.2	May 2, 2023
2.3	Second Amendment to the Merger Agreement dated as of June 8, 2023, by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	001-40723	2.3	June 9, 2023
2.4	Third Amendment to the Merger Agreement dated as of July 20, 2023, by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	001-40723	2.4	July 25, 2023
2.5	Fourth Amendment to the Merger Agreement dated as of August 28, 2023 by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	000-51815	2.5	August 31, 2023
2.6	Equity Exchange Agreement by and between the Company, DSL Digital, LLC and Gregg Greenberg dated June 28, 2024	Form 8-K	000-40723	2.1	July 1, 2024
3.1	Second Amended and Restated Certificate of Incorporation	Form 8-K	000-51815	3.1	November 7, 2023
3.2	Amended and Restated Bylaws	Form S-4	333-268133	Annex C	September 27, 2023
4.1	Specimen Common Stock Certificate	Form S-1	333-257916	4.2	July 15, 2021
4.2	Specimen Warrant Certificate	Form S-1	333-257916	4.3	July 15, 2021
4.3	Warrant Agreement dated August 9, 2021, by and between Continental Stock Transfer and Trust Company and Abri	Form 8-K	001-40723	4.1	August 13, 2021
4.4	Specimen Unit Certificate	Form S-1	333-257916	4.1	July 15, 2021
4.5	Form of Warrant	Form 8-K	001-40723	4.1	December 26, 2023
4.6	Form of Common Stock Purchase Warrant	Form 8-K	001-40723	4.1	February 20, 2024
4.7	Form of Convertible Promissory Note	Form 8-K	001-40723	4.1	April 4, 2024
4.8	Form of Simple Promissory Note	Form 8-K	001-40723	4.2	April 4, 2024
4.9*	Description of Securities
10.1	Form of Amended and Restated Registration Rights Agreement	Form S-4	333-268133	10.9	November 3, 2022
10.2	Form of Voting Agreement	Form S-4	333-268133	10.14	November 3, 2022
10.3	Form of Management Earnout Agreement	Form S-4	333-268133	10.12	November 3, 2022
10.4	Form of Sponsor Earnout Agreement	Form S-4	333-268133	10.13	November 3, 2022
10.5	Form of Warrant Revenue Sharing Side Letter	Form S-4	333-268133	10.15	November 3, 2022
10.6	Form of Lock-up Agreement	Form S-4	333-268133	10.10	November 3, 2022
10.7	Form of Indemnification Agreement	Form S-1	333-257916	10.6	July 15, 2021
10.8	Form of Parent Stockholder Support Agreement	Form 8-K	001-40723	10.1	September 12, 2022
10.9	Form of Escrow Agreement between DLQ, Inc. and Continental Stock Transfer	Form 8-K	001-40723	10.9	November 7, 2023
10.10	Form of Escrow Agreement between Logiq, Inc, and Continental Stock Transfer	Form 8-K	001-40723	10.10	November 7, 2023

10.11	Right of First Refusal Agreement	Form 8-K	001-40723	10.11	November 7, 2023
10.12+	Employment Agreement between Collective Audience, Inc. and Peter Bordes, dated December 5, 2023	Form 8-K	001-40723	10.1	December 11, 2023
10.13	Form of Securities Purchase Agreement	Form 8-K	001-40723	10.1	December 26, 2023
10.14+	Collective Audience 2024 Equity Incentive Plan	Form 8-K	001-40723	10.2	January 5, 2024
10.15+	Executive Offer letter, by and between Collective Audience, Inc. and Chris Andrews, dated January 1, 2024.	Form 8-K	001-40723	10.1	January 5, 2024
10.16	Form of Securities Purchase Agreement	Form-8-K	001-40723	10.1	February 20, 2024
10.17	Form of Binding Letter of Intent, dated as of February 29, 2024, by and between Collective Audience, Inc. and the Odyssey SAS (dba BeOp)	Form 8-K	001-40723	10.1	March 1, 2024
10.18	Form of Joint Venture and Software License Agreement, dated as of February 29, 2024, by and between Collective Audience, Inc. and The Odyssey SAS (dba BeOp)	Form 8-K	001-40723	10.2	March 1, 2024
10.19	Form of Securities Purchase Agreement	Form 8-K	001-40723	10.1	April 4, 2024
10.20	Form of Reset Agreement of Common Stock Purchase Warrants	Form 8-K	001-40723	10.1	May 6, 2024
14.1*	Collective Audience, Inc. Code of Ethics
16.1	Frazier & Deeter, LLC letter, dated June 13, 2024	Form 8-K	001-40723	16.1	June 14, 2024
19.1*	Collective Audience, Inc. Insider Trading Policy
21.1	Subsidiaries of the Company	Form 8-K	001-40723	21.1	November 7, 2023
23.1*	Consent of Yusufali & Associates, LLC
23.2*	Consent of Frazier & Deeter, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Collective Audience, Inc. – Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Indicates a management or compensatory plan.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLECTIVE AUDIENCE, INC.

Date: July 10, 2024	By:	/s/ Peter Bordes
Peter Bordes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Bordes	Chief Executive Officer (Principal Executive Officer)	July 10, 2024
Peter Bordes
/s/ Christopher Andrews	Chief Operating Officer and Interim Chief Financial Officer (Principal Accounting and Financial Officer)	July 10, 2024
Christopher Andrews

/s/ Joseph Zawadzki	Chairman	July 10, 2024
Joseph Zawadzki

/s/ Christopher Hardt	Director	July 10, 2024
Christopher Hardt

/s/ Denis Duncan	Director	July 10, 2024
Denis Duncan

/s/ Elisabeth DeMarse	Director	July 10, 2024
Elisabeth DeMarse

/s/ Nadine Watt	Director	July 10, 2024
Nadine Watt