Form 10-Q
period 2024-03-31
Collective Audience, Inc.
filed 2024-08-07
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________________

Commission File Number: 001-40723

Collective Audience, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2861807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street 16-079

New York, NY 10004

(Address of principal executive offices including Zip Code)

(808) 829-1057

(Registrant’s telephone number, including area code)

(Former Name, former address, and former fiscal year, if changed since last report) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	CAUD	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2024, the registrant had 19,665,363 shares of common stock (par value $0.0001) outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have presented financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued by filing with the SEC.

This Quarterly Report on Form 10-Q for the three month period ended March 31, 2024 (this “Quarterly Report”), should be read in conjunction with our audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K, filed with the SEC on July 10, 2024.

The results of operations for the three month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024.

COLLECTIVE AUDIENCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$52,123	$612,183
Accounts receivable, net	37,701	37,701
Other current assets	434,788	344,482
Total current assets	524,612	994,366

Related party receivable	-	-
Right of use assets - operating lease	-	-
Intangible Assets	4,866,719	5,244,437
Property and equipment, net	-	-
Marketable securities held in Trust Account
Goodwill	5,991,208	5,991,208
Total assets	$11,382,539	$12,230,012

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,011,348	$2,512,438
Accrued expenses	2,373,145	2,522,985
Other current liabilities	366,089	351,284
Total current liabilities	5,750,581	5,386,708
Promissory notes, related party	1,671,784	1,671,784
Convertible promissory notes, related party	1,931,250	1,931,250
Warrant revenue side-sharing liability	250,000	250,000
Deferred underwriting commissions
Derivative warrant liability	114,893	114,893
Related party payable	-	-
Lease liability - operating lease	-	-
Notes payable	-	-
Total liabilities	$9,718,508	$9,354,635

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, par value $0.001, 200,000,000 shares authorized: 14,076,810 and 13,726,810 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	1,408	1,373
Additional paid-in capital	42,878,075	42,878,075
Accumulated deficit	(41,215,452)	(40,004,071)
Total stockholders’ (deficit) equity	1,664,031	2,875,377
Total liabilities and stockholders’ (deficit) equity	$11,382,539	$12,230,012

See accompanying notes to unaudited consolidated financial statements

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2024	March 31, 2023
Revenue	$-	$-

Operating expenses:
Professional Fees		420,133
Depreciation and amortization	377,719
General and administrative	783,663	157,723
Sales and marketing	50,000
Total operating expenses	1,211,381	577,856

Loss from operations	(1,211,381)	(577,856)

Other income (expense):
Interest expense	-
Interest income	-	142,010
Change in fair value of derivative warrants liability	-	(8,838)
Change in fair value of warrant side-sharing liability	-
Loss on disposal of assets	-
Total other income (expense)	-	133,172

Net loss before income taxes	(1,211,381)	(444,684)
Income taxes	-	(24,000)
Net loss	$(1,211,381)	$(468,684)

Net loss per share: Basic and Diluted	$(0.09)	$(0.08)
Weighted average common shares outstanding	14,076,810	5,733,920

See accompanying notes to unaudited consolidated financial statements

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the periods ended March 31
	2024	2023
Net Income / (Loss)	$(1,211,381)	$(468,684)
Other comprehensive income / loss
Net cash and restricted provided by financing activities	-	-
Total other comprehensive income / loss	(1,211,381)	(468,684)
Comprehensive income / (loss)
Year-end cash	$(1,211,381)	$(468,684)
Comprehensive income / (loss) attributable to Collective Audience	(1,211,381)	(468,684)

See accompanying notes to unaudited consolidated financial statements

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	13,726,810	$1,373	$42,878,075	$(40,004,071)	$2,875,377
Consulting services	350,000	35			35
Net loss				(1,211,381)	(1,211,381)
Balance March 31, 2024	14,076,810	$1,408	$42,878,075	$(41,215,452)	$1,664,031

See accompanying notes to unaudited consolidated financial statements

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2023	11,400,000	$1,140	$20,346,025	$(14,041,235)	$6,305,930
					-
Net loss				(468,684)	(468,684)
Balance March 31, 2023	11,400,000	$1,140	$20,346,025	$(14,509,919)	$5,837,246

See accompanying notes to unaudited consolidated financial statements

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,211,381)	(468,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities		8,838
Share-based compensation		-
Changes in operating assets and liabilities:
Accounts Receivable	-
Prepaid expenses and other current assets	287,413	74,044
Accounts payable and accrued expenses	363,873	151,339
Net cash used in operating activities	(560,095)	(234,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in marketable securities held in Trust Account		(392,513)
Net cash provided by (used in) investing activities	-	(392,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding from related party
Proceeds from convertible promissory notes	-	350,000
party Proceeds from notes payable - related party	35	175,000
Additional funding to related party
Net cash provided by financing activities	35	525,000

NET CHANGE IN CASH	(560,060)	(101,976)
Cash - Beginning of period	612,183	381,293
Cash - End of period	52,123	279,317

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accretion of common stock to redemption value	0	307,596

See accompanying notes to unaudited consolidated financial statements

COLLECTIVE AUDIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended March 31, 2024

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Corporate Information and Business Overview

Collective Audience, Inc. (the “Company”) operates primarily through its subsidiaries, DLQ INC., a Nevada corporation ( “DLQ”) and DSL Digital, LLC, a Utah Limited Liability Company (“DSL”)

DLQ

DLQ is a Nevada corporation, originally incorporated in December 2019 as Origin 8, Inc. DLQ has two wholly owned subsidiaries, Tamble, Inc., a Delaware corporation, and Push Interactive, LLC, a Minnesota limited liability company, located in Minneapolis, Minnesota, USA. Tamble, Inc. is not an operating business. Its sole purpose is to hire independent contractors for DLQ’s marketing business.

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

On March 31, 2022, DLQ and its then parent completed the acquisitions of certain customer contractual agreements of Battle Bridge Labs, LLC and Section 2383 LLC, a Tulsa, Oklahoma based digital brand marketing agency. The purchase price was $2,929,612 and consisted of the issuance of 2,912,621 shares of restricted common stock of Logiq, Inc. with a fair value of $2,679,612 and cash consideration of $250,000, of which Logiq, Inc. paid $200,000 and DLQ paid $50,000, respectively.

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

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

DSL

On June 28, 2024 the Company acquired DSL Digital LLC, a Utah limited liability company (“DSL”). DSL is a global marketing platform with proprietary artificial intelligence technology that enables it to triple the performance of its competitors (for Fortune 500 companies such as SAP and Accenture). DSL’s fast-growing B2B and DTC advertising channels are now able to create unique, never-before-seen programs for brands and publishers using the BeOp platform, forming the basis for the launch of Collective Audience, Inc’s “Audience Service” offering and its expansion into B2B advertising and media.

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

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

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

On December 19, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Offering”) (i) 465,118 shares (the “Shares”) of common stock of the Company, $0.0001 par value (the “Common Stock”) for a purchase price of $1.29 per share of Common Stock, which was equal to the “Minimum Price” under Nasdaq rules, and (ii) warrants to purchase up to 697,678 shares of Common Stock (the “Warrants” and together with the shares underlying the Warrants, the “Warrant Shares,” and the Shares, the “Securities”) for a total aggregate gross proceeds of approximately $600,000. The Offering closed on December 19, 2023

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2023:

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

LIQUIDITY

The Company requires substantial amounts of operating cash for operating activities, including salaries and wages paid to the employees and contractors, general and administrative expenses, and others. As of March 31, 2024, the Company had $52,123 in cash equivalents and no restricted cash.

The Company incurred operating losses and generated negative operating cash flows for the three months ended March 31, 2024, of $(1,211,381). These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the carve-out consolidated financial statement was available to be issued.

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

GOODWILL

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. There were no impairments recorded for period ended March 31, 2024 and March 31, 2023.

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

The Company evaluates the recoverability of long-lived assets annually, or more frequently whenever events or changes in circumstances indicate the assets might be impaired. If the carrying value of the long-life asset is not recoverable on a future cash flow basis, an impairment is recognized. As of the period ended March 31, 2024 and March 31, 2023, the Company had recorded no impairment charges.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized at the present value of future lease payments. There were no impairments recorded for the periods ended March 31, 2024 and March 31, 2023.

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

The allowance for doubtful accounts as of March 31, 2024 and December 31, 2023, amounts to $0 and $0, respectively. Bad debt expense as of ended March 31, 2024 and December 31, 2023, amounted to $0 and $0, respectively, and are included in G&A in the accompanying carve-out consolidated statement of operations.

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

For the period ended March 31, 2024 all factored receivables were settled and balances zeroed. Factored receivables for the year ended December 31, 2023 was in the amount of $0.

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

During the three months ended March 31, 2024 there were no clients as the company is restructuring post-acquisition deals.

As of March 31, 2024, there were no significant clients in accounts receivable.

As of March 31, 2024, there were no significant vendors in accounts payable.

NOTE 3 — INTANGIBLE ASSETS, NET

Intangibles, net, consists of the following as of March 31, 2024:

	March 31, 2024	December 31, 2023
Trademark/Names	1,060,000	1,060,000
Software	5,980,000	5,980,000
Customer List	2,929,611	2,929,611
Less accumulated amortization	(5,102,892)	(4,725,174)
Intangibles, net	4,866,719	5,244,437

The estimated future amortization of intangible assets as of March 31, 2024, is as follows:

2025	1,510,875
2026	711,813
2,222,688

The amortization expense totaled $377,717 and $377,717 for each of three months ended March 31, 2024, and 2023.

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

Reengagement Revenue

For its Reengagement revenue, the Company provides links and advertisements via online, email, and In-App that generate views which are paid for by the customer. The Company’s performance obligation is to deliver the activity of clicks on advertisements in accordance with the terms of the agreement. The Company has concluded that this constitutes a single performance obligation for financial reporting purposes and that such an obligation is recognized at a point of time, for which the Company is transferring value to the customer through delivery.

All the streams of revenue above are recorded on a gross basis. The Company is responsible for fulfilling the delivery of services, establishing the selling price for the delivery, and the Company performs billing and collections, including ultimately retaining credit risk. The Company therefore determined that is serves as a principal and that gross presentation of revenue is appropriate.

Revenue consists of the following as of March 31, 2024:

	Point in Time
	March 31, 2024	December 31, 2023
Lead Generation	$-	$2,411,478
Affiliate Management	-	9,730,621
Reengagement	-	0
Revenue	$-	$12,142,099

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following as of March 31, 2024:

	March 31,	December 31,
	2024	2023
Computer and equipment	$-	$59,169
Leasehold improvements	-	165,957
Total equipment	-	225,126
Less accumulated depreciation	-	(225,126)
Property and equipment, net	$-	$-

Depreciation expenses for the three months ended March 31, 2024 and December 31, 2023 respectively, amounted to $0 and $0.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following

	March 31,	December 31,
	2024	2023
Credit cards	$82,322	$207,163
Payroll	2,290,823	2,315,822
Other	-	-
	$2,373,145	$2,522,985

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

The Company incurred net operating losses for the three months ended March 31, 2024, and 2023. The Company is subject to U.S. federal corporate income tax rate of 21% and estimated state tax rate of 8.7%

As of March 31, 2024, and 2023, this company does not have any net deferred tax assets.

	March 31, 2024	December 31, 2023
Statutory tax rate	21.00%	21.00%
State income tax	8.70%	8.70%
Change in Valuation Allowance	—%	—%
True-Up	—%	—%
Change in State Rate	—%	—%
Total	29.70%	29.70%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company’s deferred tax assets and liabilities as of March 31, 2024 were as follows:

Deferred Tax Assets and Liabilities	March 31, 2024	March 31, 2023
Startup costs	$-	$1,001,000
Depreciation	-	-
Amortization	(377,717)	-
Net Operating Loss	1,211,381	-
Valuation Allowance	(833,663)	(1,001,000)
Net Deferred Tax Assets	$-	$-

Management has determined that it is more likely than not that the Company will not realize its net deferred tax asset, and accordingly, a valuation allowance has been deemed necessary. As of March 31, 2024, and 2023, respectively, the valuation allowance is $0 and $0.

The Company reports income tax related interest and penalties within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals. As of March 31, 2024, and 2023, the Company has not recorded any uncertain tax positions.

NOTE 8 — STOCKHOLDERS’ EQUITY

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

For the three month period ended March 31, 2024 and 2023, the company recorded $0 and recovery of $0 for stock-based compensation related to the RSUs, respectively.

Total shared-based compensation expense related to non-vested awards not yet recognized was approximately $1,729,000 as December 31, 2021.

The table below reflects the RSU’s activity for the years ended March 31, 2024 and 2023:

Nonvested as of December 31, 2021	266,667
Granted	-
Vested	(16,667)
Forfeited	(250,000)
Nonvested as of December 31, 2022	-
Nonvested as of December 31, 2023	-
Nonvested as of March 31, 2024	-

Warrants

On February 19, 2024, the “Company entered into a securities purchase agreement (the “February Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Offering”) warrants to purchase up to 1,000,000 shares of Company common stock with an exercise price of $5.00 per share (the “Warrants” and together with the common shares underlying the Warrants, the “Warrant Shares,”) pursuant to the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) for a total aggregate gross proceeds of approximately $10,000. The Offering closed on February 19, 2024. The Warrants are exercisable for shares of Company common stock immediately, at an exercise price of $5.00 per share and expire five years from the date of issuance.

NOTE 9 — LOSS PER SHARE

Basic loss per share is computed by dividing net income available to Common Stockholders (the numerator) by the weighted average number of Common Stock outstanding for the period (the denominator). The computation of net loss per share as of March 31, 2024 is as follows:

	March 31,	March 31,
	2024	2023
Net Loss	$(1,211,381)	$(468,684)

Weighted-average common shares outstanding – Basic and Diluted	14,076,810	5,733,920
Net loss per share – Basic and Diluted	$(0.09)	$(0.08)

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

For the three months ended March 31, 2024 and 2023, the Company recorded approximately $377,717 and $377,717, respectively, in amortization expense. The Company’s net rental expense was approximately $0 and $62,805 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had no sub-lease agreements and no future commitment of rental payments.

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

On February 26, 2024, a former employee of DLQ, Inc. filed a AAA arbitration demand against the Company, Logiq, Inc. and DLQ, Inc. claiming breach of contract and statutory wage payment violations. The parties agreed to stay the arbitration to explore possible resolution of the dispute, subject to rescission. On May 22, 2024 the stay was rescinded and the parties are proceeding with the arbitration, which is in the early stages. Although the Company intends to vigorously defend against these claims, there is no guarantee that they will prevail. The Company is currently unable to determine the ultimate outcome of these proceedings or to determine the amount or range of potential losses associated with the proceedings.

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

Related Party Unsecured Note

On March 31, 2024 (the “Promissory Note Closing Date”), the Company entered into a simple promissory note (the “Promissory Note”) with the Company’s Chief Executive Officer, Peter Bordes, pursuant to which Mr. Bordes lent certain money to the Company. The Promissory Note is for an aggregate principal amount of up to €300,000 and has a one (1) year maturity from the Promissory Closing Date, with an interest rate of 7.5% per annum. The lender of the Promissory Note, Peter Bordes, is a related party to the Company and the issuance of the note is a related party Transaction (the “Related Party Transaction”). The offer and sale of the Promissory Note was reviewed and authorized unanimously by the independent directors of the Company’s board, in accordance with the Nasdaq rule 5630(a)

NOTE 12 — SUBSEQUENT EVENTS

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

BeOp Acquisition and License Agreement

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

On August 1, 2024, the Company entered into a Share Exchange Agreement (the “Purchase Agreement”) by and among the Company, BeOp, and all shareholders of BeOp, as set forth in exhibit A of the Purchase Agreement (the “Sellers” and each a “Seller”), pursuant to which the Company purchased one hundred percent (100%) of the outstanding equity interests in BeOp, resulting in BeOp becoming a subsidiary of the Company (the “Acquisition”). The Acquisition closed concurrently on August 1, 2024 (the “Closing Date”).

In consideration for the Acquisition, the Company issued a total of 3,006,667 shares of restricted Company common stock (the “Exchange Consideration”), however, the Company retained 666,667 shares of the Exchange Consideration to be held for a period of twelve (12) months following the Closing Date, to the extent not reduced by any indemnification claims as defined in the Purchase Agreement. (the “Holdback Shares”).

As further consideration for the Purchase Agreement, at the end of December 31, 2025, and upon BeOp reaching its currently forecasted gross revenue and EBITDA for 2024 and 2025, taking into account and including the Company’s sales under the Interim License Agreement, as set forth on Exhibit F in the Purchase Agreement, the Company shall pay to Sellers, in accordance with the pro rata allocations designated in Exhibit A, an amount equal to €200,000 worth of Company common stock based on as 20-Day VWAP as of December 31, 2025. (the “Earnout Payment”).

As previously disclosed, the closing of the Acquisition was conditioned, in part on BeOp’s debt restructuring proceedings with the Commercial Court of Paris, France(the “Restructured Debt”). As part of the Binding LOI, the Company had contributed to an escrow account (at the direction of the Commercial Court of Paris) €350,000 (the “Debt Escrow”). As of the Closing Date, the Debt Escrow, at the direction of the Commercial Court of Paris, was released to the Company. Furthermore, as of the Closing Date, the Sellers and BeOp (within the limits of their respective powers and positions in BeOp prior to the Closing), will continue their role in managing the insolvency procedure before the commercial Court of Paris until its completion to facilitate the orderly completion of such proceedings, at no additional cost to Company. BeOp and the Sellers agree to cooperate in good faith following the closing of the Purchase Agreement to effectuate the completion of said court proceedings before the commercial Court of Paris. The Interim License Agreement was terminated as of the Closing Date.

The Purchase Agreement contains standard representations, warranties, covenants, indemnification and other terms customary in similar transactions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on July 10, 2024. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

BeOp Acquisition and License Agreement

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

On August 1, 2024, the Company entered into a Share Exchange Agreement (the “Purchase Agreement”) by and among the Company, BeOp, and all shareholders of BeOp, as set forth in exhibit A of the Purchase Agreement (the “Sellers” and each a “Seller”), pursuant to which the Company purchased one hundred percent (100%) of the outstanding equity interests in BeOp, resulting in BeOp becoming a subsidiary of the Company (the “Acquisition”). The Acquisition closed concurrently on August 1, 2024 (the “Closing Date”).

In consideration for the Acquisition, the Company issued a total of 3,006,667 shares of restricted Company common stock (the “Exchange Consideration”), however, the Company retained 666,667 shares of the Exchange Consideration to be held for a period of twelve (12) months following the Closing Date, to the extent not reduced by any indemnification claims as defined in the Purchase Agreement. (the “Holdback Shares”).

As further consideration for the Purchase Agreement, at the end of December 31, 2025, and upon BeOp reaching its currently forecasted gross revenue and EBITDA for 2024 and 2025, taking into account and including the Company’s sales under the Interim License Agreement, as set forth on Exhibit F in the Purchase Agreement, the Company shall pay to Sellers, in accordance with the pro rata allocations designated in Exhibit A, an amount equal to €200,000 worth of Company common stock based on as 20-Day VWAP as of December 31, 2025. (the “Earnout Payment”).

As previously disclosed, the closing of the Acquisition was conditioned, in part on BeOp’s debt restructuring proceedings with the Commercial Court of Paris, France(the “Restructured Debt”). As part of the Binding LOI, the Company had contributed to an escrow account (at the direction of the Commercial Court of Paris) €350,000 (the “Debt Escrow”). As of the Closing Date, the Debt Escrow, at the direction of the Commercial Court of Paris, was released to the Company. Furthermore, as of the Closing Date, the Sellers and BeOp (within the limits of their respective powers and positions in BeOp prior to the Closing), will continue their role in managing the insolvency procedure before the commercial Court of Paris until its completion to facilitate the orderly completion of such proceedings, at no additional cost to Company. BeOp and the Sellers agree to cooperate in good faith following the closing of the Purchase Agreement to effectuate the completion of said court proceedings before the commercial Court of Paris. The Interim License Agreement was terminated as of the Closing Date.

The Purchase Agreement contains standard representations, warranties, covenants, indemnification and other terms customary in similar transactions.

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

On December 9, 2022, we held a special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,279 out of the Trust Account. On August 7, 2023, we held a second special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination from August 12, 2023 to February 12, 2024 with no additional payment to the Trust Account. In connection with the special meeting, 570,224 shares were tendered for redemption. As a result, $6,055,325 ($10.62 per share), after deducting allowable taxes, was removed from our Trust Account to pay such holders. We have 682,148 shares of common stock subject to possible redemption outstanding as of March 31, 2024.

Nasdaq Listing

Nasdaq Delisting Notification

On June 24, 2024, the Company received a notice (the “Delisting Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) advising the Company that it had initiated the process to delist the Company’s securities from Nasdaq because the Company has not yet regained compliance with either the MVLS Rule or the MVPHS Rule (each defined below). Additionally, the Company’s failure to timely file its Form 10-K for the fiscal year ended December 31, 2023, and its Form 10-Q for the period ended March 31, 2024, served as additional and separate basis for delisting. The Company has requested a hearing on July 1, 2024. However, there can be no assurance that such appeal would be successful. In such event, the Company may also seek to apply for a transfer to The Nasdaq Capital Market if it meets the requirements for continued listing thereon.

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

Pursuant to the Rule, the Company has 60 calendar days from receipt of the Notice, or until June 24, 2024, to submit a plan to regain compliance with the Rule. As discussed above, the Company received the Delisting Notice on June 24, 2024 stating that its common stock is subject to delisting. The Company subsequently filed its Form 10-K on July 10, 2024. The Company intends to appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 (in thousands):

Our only activities from March 18, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to consummate the IPO and identify a target company for a Business Combination and restructuring post-acquisition deals. Prior to the Business Combination, we have generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. On November 2, 2023, we closed the Business Combination, at which time our operations became based primarily on those of our wholly-owned subsidiary, DLQ Inc.

Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$0	0	0	0%

The decrease in Revenue was primarily due to the organization’s focus on completing the Initial Business Combination as announced on October 31, 2023.

Operating Expenses- Platform Operations

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Platform Operations	$0	$0	$0	0%

The decrease in Platform Operations was primarily due to the organization’s focus on completing the Initial Business Combination as announced on October 31, 2023.

Selling and Marketing Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Sales and marketing	$50,000	$-	$50,000		%

The increase in Sales and Marketing expenses was primarily due to the organization’s PR post business combination.

General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
General and administrative	$788,663	$157,723	$625,940	397%

The increase in general and administrative expenses is primarily due to legal costs post business combination and SEC filings.

Total Other Expense, Net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Total other expense, net	$377,717	$-	$377,717	-%

Total other income, net, for the three months ended March 31, 2024 primarily for amortization.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $52,123 and a working capital deficiency of ($1,211,381). As of March 31, 2024, post close of the Initial Business combination, the Trust account was closed. After the Business Combinations, the remaining funds held in the Trust Account was used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Cash used in operating activities for the three months ended March 31, 2024 was $560,060. We expect that we will need additional capital to satisfy our liquidity needs.

As such, DLQ, DLQ Parent, Abri, and the Sponsor have agreed that Sponsor shall be the exclusive financing source of capital up to $30 million, and will use commercially reasonable efforts to enter into a mutually acceptable agreement for that purpose. Currently, while still undetermined and subject to further negotiation and change, the expected terms of an equity investment outlined in such agreement would include a 5% discount to the average 3 lowest VWAPs for the 20 days immediately preceding a funding, but limited to $1,000,000 per month and no more than $500,000 in any 14 day period. Shares underlying such agreement would be registered and could have up to two (2)warrants attached for each share at the then market price. Absent the aforementioned $30 million financing from the Sponsor, and if the Sponsor is unable fund or secure financing up to $30 million, the Company could otherwise be under-capitalized and obliged to seek financing from alternative sources, which it may or may not be able to obtain. Although certain of our initial stockholders, officers and directors or their affiliates have committed to loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

As of March 31, 2024, we had $52,123 in cash and a working capital deficit of ($1,211,381). This cash on hand was mainly due to that certain investment we received on December 19, 2023 whereby we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (i) 465,118 shares (the “Shares”) of common stock of the Company, $0.0001 par value (the “Common Stock”) for a purchase price of $1.29 per share of Common Stock, which was equal to the “Minimum Price” under Nasdaq rules, and (ii) warrants to purchase up to 697,678 shares of Common Stock (the “Warrants” and together with the shares underlying the Warrants, the “Warrant Shares,” and the Shares, the “Securities”) for a total aggregate gross proceeds of approximately $600,000.

Our operating revenues are insufficient to found our operations through the next twelve months. Our losses from operations, negative operating cash flows, working capital deficit and accumulated deficit, as well as the additional capital needed to fund operations within one year of the unaudited consolidated financial statement issuance date, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Quarterly Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In the event that we are not able to raise capital on terms described above or otherwise, it will have a significant, impact on our financial condition and our ability to continue as a going concern. It will also have an impact on our business and ability to execute according to management’s plans.

We have received letters from Nasdaq regarding our compliance with the exchange’s continued listing requirements.

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended		2024 vs 2022
	March 31, 2024	March 31, 2023	$ Change	% Change
Net cash and restricted cash used in operating activities	$(560,095)	$(234,463)	$(325,632)	139%
Net cash and restricted cash used in investing activities	-	(392,513)	392,513	-100%
Net cash and restricted provided by financing activities	35	525,000	(525,000)	-100%
Net change in cash	(560,060)	(101,976)	(458,084)	449%
Cash Beginning	612,183	381,293	230,890	61%
Year-end cash	$52,123	$279,317	$(227,194)	-81%

Cash Flows from Operating Activities. During the three months ended March 31, 2024 and 2023, the primary use of cash, cash equivalents and restricted cash was legal costs.

Cash Flows from Investing Activities. During the three months ended March 31, 2024 and 2023, the change in net cash, cash equivalents and restricted cash used in investing activities was due entirely to elimination of Trust Account.

Cash Flows from Financing Activities. During the three months ended March 31, 2024, the primary source of cash, cash equivalents and restricted cash was due to issuance of additional promissory notes.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of March 31, 2024, and 2023, we owed the Sponsor $0 and $0, respectively, under this agreement, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. We began incurring these fees on August 9, 2021 and stopped upon the completion of the Business Combination.

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

Known Trends or Uncertainties

In the current quarter, the media company has observed several notable trends and uncertainties impacting its operations and financial performance. A significant trend is the continued shift towards digital streaming platforms, leading to increased investments in original content and technology upgrades to enhance user experience. However, uncertainties persist due to fluctuating advertising revenues, which are influenced by broader economic conditions and shifts in consumer behavior. Additionally, regulatory changes and the competitive landscape pose potential challenges, requiring adaptive strategies to maintain market share and profitability. The company remains vigilant in monitoring these factors to navigate the dynamic media environment effectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of March 31, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Remediation Activities

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

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for smaller reporting company filers pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Changes in Internal Control over Financial Reporting

Except for ongoing remediation activities, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations of Internal Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceeding, please see Note 11, Legal, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Warrants

On February 19, 2024, the Company entered into a securities purchase agreement (the “February Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Offering”) warrants to purchase up to 1,000,000 shares of Company common stock with an exercise price of $5.00 per share (the “Warrants” and together with the common shares underlying the Warrants, the “Warrant Shares,”) pursuant to the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) for a total aggregate gross proceeds of approximately $10,000. The Offering closed on February 19, 2024. The Warrants are exercisable for shares of Company common stock immediately, at an exercise price of $5.00 per share and expire five years from the date of issuance.

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

Sale of Securities

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

Unregistered Shares Issued in Connection with Acquisitions

The Company issued unregistered securities in connection with the acquisition of DSL Digital, LLC and BeOp. The foregoing issuances of restricted shares of common stock were issued under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company believes the issuances of the foregoing restricted shares were exempt from registration as each was a privately negotiated, isolated, non-recurring transaction not involving a public solicitation. No commissions were paid regarding the share issuances, and the share certificates were issued with a Rule 144 restrictive legend.

Repurchase of Equity Securities

We did not repurchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description of Exhibit	Schedule/Form	File Number	Exhibits	Filing Date
2.1†	Merger Agreement dated as of September 9, 2022 by and among Logiq, Inc., DLQ Inc., Abri SPAC I, Inc. and Abri Merger Sub, Inc.	Form 8-K	001-40723	2.1	September 12, 2022
2.2	First Amendment to the Merger Agreement dated as of May 1, 2023, by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	001-40723	2.2	May 2, 2023
2.3	Second Amendment to the Merger Agreement dated as of June 8, 2023, by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	001-40723	2.3	June 9, 2023
2.4	Third Amendment to the Merger Agreement dated as of July 20, 2023, by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	001-40723	2.4	July 25, 2023
2.5	Fourth Amendment to the Merger Agreement dated as of August 28, 2023 by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	000-51815	2.5	August 31, 2023
2.6	Equity Exchange Agreement by and between the Company, DSL Digital, LLC and Gregg Greenberg dated June 28, 2024	Form 8-K	000-40723	2.1	July 1, 2024
2.7	Share Exchange Agreement, by and between the Company, Odyssey SAS (dba BeOp) and the shareholders listed thereunder, dated as of August 1, 2024	Form 8-K	000-40723	2.1	August 6, 2024
3.1	Second Amended and Restated Certificate of Incorporation	Form 8-K	000-51815	3.1	November 7, 2023
3.2	Amended and Restated Bylaws	Form S-4	333-268133	Annex C	September 27, 2023
4.1	Specimen Common Stock Certificate	Form S-1	333-257916	4.2	July 15, 2021
4.2	Specimen Warrant Certificate	Form S-1	333-257916	4.3	July 15, 2021
4.3	Warrant Agreement dated August 9, 2021, by and between Continental Stock Transfer and Trust Company and Abri	Form 8-K	001-40723	4.1	August 13, 2021
4.4	Specimen Unit Certificate	Form S-1	333-257916	4.1	July 15, 2021
4.5	Form of Warrant	Form 8-K	001-40723	4.1	December 26, 2023
4.6	Form of Common Stock Purchase Warrant	Form 8-K	001-40723	4.1	February 20, 2024
4.7	Form of Convertible Promissory Note	Form 8-K	001-40723	4.1	April 4, 2024
4.8	Form of Simple Promissory Note	Form 8-K	001-40723	4.2	April 4, 2024
10.12+	Employment Agreement between Collective Audience, Inc. and Peter Bordes, dated December 5, 2023	Form 8-K	001-40723	10.1	December 11, 2023
10.14+	Collective Audience 2024 Equity Incentive Plan	Form 8-K	001-40723	10.2	January 5, 2024
10.15+	Executive Offer letter, by and between Collective Audience, Inc. and Chris Andrews, dated January 1, 2024.	Form 8-K	001-40723	10.1	January 5, 2024

10.16	Form of Securities Purchase Agreement	Form-8-K	001-40723	10.1	February 20, 2024
10.17	Form of Binding Letter of Intent, dated as of February 29, 2024, by and between Collective Audience, Inc. and the Odyssey SAS (dba BeOp)	Form 8-K	001-40723	10.1	March 1, 2024
10.18	Form of Joint Venture and Software License Agreement, dated as of February 29, 2024, by and between Collective Audience, Inc. and The Odyssey SAS (dba BeOp)	Form 8-K	001-40723	10.2	March 1, 2024
10.19	Form of Securities Purchase Agreement	Form 8-K	001-40723	10.1	April 4, 2024
10.20	Form of Reset Agreement of Common Stock Purchase Warrants	Form 8-K	001-40723	10.1	May 6, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Indicates a management or compensatory plan.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

*	Furnished herewith

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Collective Audience, Inc.

Date: August 7, 2024	By:	/s/ Peter Bordes
Peter Bordes
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Chris Andrews
Chris Andrews
Chief Operating Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)