Form 10-Q
period 2024-06-30
Collective Audience, Inc.
filed 2024-08-14
CIK 1854583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 19,665,363 shares of common stock (par value $0.0001) outstanding.

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

This Quarterly Report on Form 10-Q for the three month period ended June 30, 2024 (this “Quarterly Report”), should be read in conjunction with our audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K, filed with the SEC on July 10, 2024.

The results of operations for the three month period ended June 30, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024.

COLLECTIVE AUDIENCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$838,225	$612,183
Accounts receivable, net	262,956	37,701
Other current assets	951,820	344,482
Total current assets	2,053,002	994,366

Related party receivable	-	-
Right of use assets - operating lease	-	-
Intangible Assets	4,489,000	5,244,437
Property and equipment, net	-	-
Marketable securities held in Trust Account
Goodwill	6,766,208	5,991,208
Total assets	$13,308,210	$12,230,012

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,572,132	$2,512,438
Accrued expenses	2,358,790	2,522,985
Other current liabilities	894,205	351,284
Total current liabilities	6,825,126	5,386,707
Promissory notes, related party	1,648,036	1,671,785
Convertible promissory notes, related party	1,931,250	1,931,250
Warrant revenue side-sharing liability	240,000	250,000
Deferred underwriting commissions
Derivative warrant liability	114,892	114,893
Related party payable	-	-
Lease liability - operating lease	-	-
Notes payable	-	-
Total liabilities	$10,759,304	$9,354,635

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, par value $0.001, 200,000,000 shares authorized; 16,222,488 and 13,726,810 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	1,408	1,373
Additional paid-in capital	45,080,164	42,878,075
Accumulated deficit	(42,532,666)	(40,004,071)
Total stockholders’ (deficit) equity	2,548,906	2,875,377
Total liabilities and stockholders’ (deficit) equity	$13,308,210	$12,230,012

The accompanying footnotes are an integral part of these audited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue			$-

Operating expenses:
Professional Fees
Depreciation and amortization	377,719	341,146	755,437	761,279
General and administrative	808,495	186,903	1,592,158	344,626
Sales and marketing	131,000		181,000
Total operating expenses	1,317,214	528,049	2,528,595	1,105,905

Loss from operations	(1,317,214)	(528,049)	(2,528,595)	(1,105,905)

Other income (expense):
Interest expense	-		-
Interest income	-	160,991	-	303,001
Change in fair value of derivative warrants liability	-	16,203	-	7,365
Total other expense	-	177,194	-	310,366

Net loss before income taxes	(1,317,214)	(350,855)	(2,528,595)	(795,539)
Income taxes	-	(24,000)	-	(48,000)
Net loss	$(1,317,214)	$(374,855)	$(2,528,595)	$(843,539)

Net loss per share: Basic and Diluted	$(0.08)	$(0.03)	$(0.16)	$(0.07)
Weighted average common shares outstanding	16,222,488	11,400,000	16,222,488	11,400,000

The accompanying footnotes are an integral part of these audited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the periods ended June 30,		2024 vs 2022
	2024	2023	$ Change	% Change
Net Income / (Loss)	$(2,528,595)	$(843,539)	$(1,685,056)	200%
Other comprehensive income / loss
Net cash and restricted provided by financing activities	-	-	-	0%
Total other comprehensive income / loss	(2,528,595)	(843,539)	(1,685,056)	200%
Comprehensive income / (loss)
Year-end cash	$(2,528,595)	$(843,539)	$(1,685,056)	200%
Comprehensive income / (loss) attributable to Collective Audience	(2,528,595)	(843,539)	(1,685,056)	200%

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2024

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	13,726,810	$1,373	$42,878,075	$(40,004,071)	$2,875,377
	350,000	35			35
Net loss				(1,211,381)	(1,211,381)
Balance March 31, 2024	14,076,810	$1,408	$42,878,075	$(41,215,452)	$1,664,031
Brownstone warrant reprice	1,681,439				-
Marketing consulting services	464,239				-
Convertible Promissory Note			433,748		433,748
DSL			1,768,340	(1,317,214)	451,126
Balance June 30, 2024	16,222,488	$1,408	$45,080,164	$(42,532,666)	$2,548,906

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance January 31, 2023	11,400,000	$1,140	$20,346,025	$4,041,235)	$6,305,930
Net loss				(468,684)	(468,684)
Balance March 31, 2023	0	$-	$-	$-	$-
Net loss				(374,855)	(374,855)
Balance March 31, 2023	11,400,000	$1,140	$20,346,025	$(14,884,774)	$5,462,391

The accompanying footnotes are an integral part of these audited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,528,595)	(843,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities		(7,365)
Share-based compensation
Changes in operating assets and liabilities:
Accounts Receivable	(225,255)	-
Prepaid expenses and other current assets	148,099	136,496
Accounts payable and accrued expenses	1,438,419	453,383
Net cash used in operating activities	(1,167,333)	(261,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
DSL Goodwill	(775,000)	(809,379)
Net cash provided by (used in) investing activities	(775,000)	(809,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding from related party
Proceeds from convertible promissory notes	(33,749)	400,000
party Proceeds from notes payable - related party	35
Additional funding to related party	2,202,088	437,500
Net cash provided by financing activities	2,168,374	837,500

NET CHANGE IN CASH	226,042	(232,904)
Cash - Beginning of period	612,183	381,293
Cash - End of period	838,225	148,389

See accompanying notes to unaudited consolidated financial statements

COLLECTIVE AUDIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Month Period Ended June 30, 2024

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

LIQUIDITY

The Company requires substantial amounts of operating cash for operating activities, including salaries and wages paid to the employees and contractors, general and administrative expenses, and others. As of June 30, 2024, the Company had $838,225 in cash equivalents and no restricted cash.

The Company incurred operating losses and generated negative operating cash flows for the six months ended June 30, 2024, of $2,528,595. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the carve-out consolidated financial statement was available to be issued.

The Company considers operating results, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period of time. The future viability of the company beyond 2024 is largely dependent on outside funding . or additional sources of financing.

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

GOODWILL

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. There were no impairments recorded for period ended June 30, 2024 and June 30, 2023.

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

The Company evaluates the recoverability of long-lived assets annually, or more frequently whenever events or changes in circumstances indicate the assets might be impaired. If the carrying value of the long-life asset is not recoverable on a future cash flow basis, an impairment is recognized. As of the period ended June 30, 2024 and June 30, 2023, the Company had recorded no impairment charges.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized at the present value of future lease payments. There were no impairments recorded for the periods ended June 30, 2024 and June 30, 2023.

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

The allowance for doubtful accounts as of June 30, 2024 and December 31, 2023, amounts to $0 and $0, respectively. Bad debt expense as of ended June 30, 2024 and December 31, 2023, amounted to $0 and $0, respectively, and are included in G&A in the accompanying carve-out consolidated statement of operations.

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

For the period ended June 30, 2024 all factored receivables were settled and balances zeroed. Factored receivables for the year ended December 31, 2023 was in the amount of $0.

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

During the three and six months ended June 30, 2024 there were no clients as the company is restructuring post-acquisition deals.

As of June 30, 2024, there were no significant clients in accounts receivable.

As of June 30, 2024, there were no significant vendors in accounts payable.

NOTE 3 — INTANGIBLE ASSETS, NET

Intangibles, net, consists of the following as of June 30, 2024:

	June 30, 2024	December 31, 2023
Trademark/Names	$1,060,000	$1,060,000
Software	$5,980,000	$5,980,000
Customer List	$2,929,611	$2,929,611
Less accumulated amortization	$(5,480,611)	$(4,725,174)
Intangibles, net	4,489,000	5,244,437

The estimated future amortization of intangible assets as of June, 2024, is as follows:

2025	$1,510,875
2026	$711,813
2,222,688

The amortization expense totaled $755,437 and $755,437 for each of six months ended June 30, 2024, and 2023.

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

Revenue consists of the following as of June 30, 2024:

	Point in Time
	June 30, 2024	December 31, 2023
Lead Generation	$-	$2,411,478
Affiliate Management	-	9,730,621
Reengagement	-	0
Revenue	$-	$12,142,099

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following as of June 30, 2024:

	June 30,	December 31,
	2024	2023
Computer and equipment	$-	$59,169
Leasehold improvements	-	165,957
Total equipment	-	225,126
Less accumulated depreciation	-	(225,126)
Property and equipment, net	$-	$-

Depreciation expenses for the  three and six months ended June 30, 2024 and December 31, 2023 respectively, amounted to $0 and $0.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following

	June 30,	December 31,
	2024	2023
Credit cards	$207,163	$207,163
Payroll	2,315,822	2,315,822
Other		-
	$2,522,985	$2,522,985

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

The Company incurred net operating losses for the three and six months ended June 30, 2024, and 2023. The Company is subject to U.S. federal corporate income tax rate of 21% and estimated state tax rate of 8.7%

As of June 30, 2024, and 2023, this company does not have any net deferred tax assets.

	June 30, 2024	December 31, 2023
Statutory tax rate	21.00%	21.00%
State income tax	8.70%	8.70%
Change in Valuation Allowance	—%	—%
True-Up	—%	—%
Change in State Rate	—%	—%
Total	29.70%	29.70%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company’s deferred tax assets and liabilities as of June 30, 2024 were as follows:

Deferred Tax Assets and Liabilities	June 30, 2024	March 31, 2023
Startup costs	$-	$1,001,000
Depreciation	-	-
Amortization	(755,437)	-
Net Operating Loss	2,528,595	-
Valuation Allowance	(1,773,158)	(1,001,000)
Net Deferred Tax Assets	$-	$-

Management has determined that it is more likely than not that the Company will not realize its net deferred tax asset, and accordingly, a valuation allowance has been deemed necessary. As of June 30, 2024, and 2023, respectively, the valuation allowance is $0 and $0.

The Company reports income tax related interest and penalties within our income tax line item on our consolidated statements of operations. We likewise report the reversal of income tax-related interest and penalties within such line item to the extent we resolve our liabilities for uncertain tax positions in a manner favorable to our accruals. As of June 30, 2024, and 2023, the Company has not recorded any uncertain tax positions.

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

Total shared-based compensation expense related to non-vested awards not yet recognized was approximately $1,729,000 as December 31, 2021.

The table below reflects the RSU’s activity for the periods ended June 30, 2024:

Nonvested as of December 31, 2021	266,667
Granted	-
Vested	(16,667)
Forfeited	(250,000)
Nonvested as of December 31, 2022	-
Nonvested as of December 31, 2023	-
Nonvested as of June 30, 2024	-

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

NOTE 9 — LOSS PER SHARE

Basic loss per share is computed by dividing net income available to Common Stockholders (the numerator) by the weighted average number of Common Stock outstanding for the period (the denominator). The computation of net loss per share as of June 30, 2024 is as follows:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Loss	$(1,317,214)	$(374,855)	$(2,528,595)	$(843,539)

Weighted-average common shares outstanding – Basic and Diluted	16,222,488	11,400,000	16,222,488	11,400,000
Net loss per share – Basic and Diluted	$(0.08)	$(0.03)	$(0.16)	$(0.07)

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

For the six months ended June 30, 2024 and 2023, the Company recorded approximately $755,437 and $761,279, respectively, in amortization expense. The Company’s net rental expense was approximately $0 and $76,188 for the six months ended June 30, 2024 and 2023, respectively. As of June, 2024, the Company had no sub-lease agreements and no future commitment of rental payments.

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

During the prior quarter, the Company completed the acquisition of DSL. The financial consolidation resulting from this acquisition has been reflected in the change in the balance sheet. Specifically, the consolidated net income, which includes the results from the acquired company revenue and operating expenses, has been appropriately recorded, assessing the income statement into the consolidated balance sheet which improved APIC and overall Stockholders’ Equity for the period from prior quarter. This adjustment ensures that the acquisition's impact on Collective Audience’s financial position is accurately represented in the consolidated financial statements.

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

On December 9, 2022, we held a special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,279 out of the Trust Account. On August 7, 2023, we held a second special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination from August 12, 2023 to February 12, 2024 with no additional payment to the Trust Account. In connection with the special meeting, 570,224 shares were tendered for redemption. As a result, $6,055,325 ($10.62 per share), after deducting allowable taxes, was removed from our Trust Account to pay such holders. We have 682,148 shares of common stock subject to possible redemption outstanding as of June 30, 2024.

Nasdaq Listing

Nasdaq Delisting Notification

On June 24, 2024, the Company received a notice (the “Delisting Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) advising the Company that it had initiated the process to delist the Company’s securities from Nasdaq because the Company has not yet regained compliance with either the MVLS Rule or the MVPHS Rule (each defined below). Additionally, the Company’s failure to timely file its Form 10-K for the fiscal year ended December 31, 2023, and its Form 10-Q for the period ended March 31, 2024, served as additional and separate basis for delisting. The Company appealed and requested a hearing on July 1, 2024, and appeared before the panel on August 8, 2024. The Company expects to receive a determination within 30 days. However, there can be no assurance that such appeal would be successful. In such event, the Company may also seek to apply for a transfer to The Nasdaq Capital Market if it meets the requirements for continued listing thereon.

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

Pursuant to the Rule, the Company has 60 calendar days from receipt of the Notice, or until June 24, 2024, to submit a plan to regain compliance with the Rule. As discussed above, the Company received the Delisting Notice on June 24, 2024 stating that its common stock is subject to delisting. The Company subsequently filed its Form 10-K on July 10, 2024. The Company appealed the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules, on August 8, 2024. The Company expects to receive a determination within 30 days. However, there can be no assurance that such appeal would be successful. In such event, the Company may also seek to apply for a transfer to The Nasdaq Capital Market if it meets the requirements for continued listing thereon.

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

Pursuant to the Rule, the Company had 60 calendar days from receipt of the Annual Report Notice, or until June 24, 2024, to submit the Reports or a plan to regain compliance with the Rule. As discussed above, the Company received the Delisting Notice stating that its common stock is subject to delisting. The Company appealed the relevant delisting determination and appeared before a hearings panel on August 8, 2024. The Company expects to hear a determination within 30 days. However, there can be no assurance that such appeal would be successful. In such event, the Company may also seek to apply for a transfer to The Nasdaq Capital Market if it meets the requirements for continued listing thereon.

The Company filed the Form 10-Q for the period ended March 31, 2024 on August 7, 2024.

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

Results of Operations

Three Months Ended June, 2024 Compared to Three Months Ended June, 2023 (in thousands):

Our only activities from March 18, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to consummate the IPO and identify a target company for a Business Combination and restructuring post-acquisition deals. Prior to the Business Combination, we have generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. On November 2, 2023, we closed the Business Combination, at which time our operations became based primarily on those of our wholly-owned subsidiary, DLQ Inc.

Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$0	0	0	0%

The decrease in Revenue was primarily due to the organization’s focus on completing the Initial Business Combination as announced on October 31, 2023.

Operating Expenses- Platform Operations

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Platform Operations	$-	$-	$-	-%

The decrease in Platform Operations was primarily due to the organization’s focus on completing the Initial Business Combination as announced on October 31, 2023.

Selling and Marketing Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Sales and Marketing	$131,000	$-	$131,000	0%

The increase in Sales and Marketing expenses was primarily due to the organization’s PR post business combination.

General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
General and Administrative	$808,495	$186,903	$621,592	333%

The increase in general and administrative expenses is primarily due to legal costs post business combination and SEC filings.

Total Other Expense, Net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Total Other Expense, net	$377,719	$341,146	$36,573	11%

Total other income, net, for the three months ended June 30, 2024 primarily for amortization.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $838,225 and a working capital deficiency of $2,528,595. As of June 30, 2024, post close of the Initial Business combination, the Trust account was closed. After the Business Combinations, the remaining funds held in the Trust Account was used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Cash used in operating activities for the three and six months ended June 30, 2024 was $607,238 and $1,167,333. We expect that we will need additional capital to satisfy our liquidity needs.

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

As of June 30, 2024, we had $838,225 in cash and a working capital deficit of $2,528,595. This cash on hand was mainly due to business combination of newly acquired company DSL that certain investment we received on June 28, 2024 whereby we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (i) 3,242,875 shares (the “Shares”) of common stock of the Company.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2024 and 2023 (in thousands):

	For the six months ended
	June 30,	June 30,	2024 vs 2022
	2024	2023	$ Change	% Change
Net cash and restricted cash used in operating activities	$(1,167,333)	$(261,025)	$(906,308)	347%
Net cash and restricted cash used in investing activities	(775,000)	(809,379)	34,379	-4%
Net cash and restricted provided by financing activities	2,168,374	837,500	1,330,874	159%
Net change in cash	226,042	(232,904)	458,945	-197%
Cash Beginning	612,183	381,293	230,890	61%
Year-end cash	$838,225	$148,389	$89,835	465%

Cash Flows from Operating Activities. During the six months ended June 30, 2024 and 2023, the primary use of cash, cash equivalents and restricted cash was legal costs.

Cash Flows from Investing Activities. During the six months ended June 30, 2024 and 2023, the change in net cash, cash equivalents and restricted cash used in investing activities was due entirely to Goodwill acquired through the DSL acquisition.

Cash Flows from Financing Activities. During the six months ended June 30, 2024, the primary source of cash, cash equivalents and restricted cash was due to APIC from the DSL acquisition.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024 and 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of June 30, 2024, and 2023, we owed the Sponsor $0 and $0, respectively, under this agreement, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. We began incurring these fees on August 9, 2021 and stopped upon the completion of the Business Combination.

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

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of June 30, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Changes in Internal Control over Financial Reporting

Except for ongoing remediation activities, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

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

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description of Exhibit	Schedule/Form	File Number	Exhibits	Filing Date
2.1†	Merger Agreement dated as of September 9, 2022 by and among Logiq, Inc., DLQ Inc., Abri SPAC I, Inc. and Abri Merger Sub, Inc.	Form 8-K	001-40723	2.1	September 12, 2022
2.2	First Amendment to the Merger Agreement dated as of May 1, 2023, by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	001-40723	2.2	May 2, 2023
2.3	Second Amendment to the Merger Agreement dated as of June 8, 2023, by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	001-40723	2.3	June 9, 2023
2.4	Third Amendment to the Merger Agreement dated as of July 20, 2023, by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	001-40723	2.4	July 25, 2023
2.5	Fourth Amendment to the Merger Agreement dated as of August 28, 2023 by and among Logiq, Inc., Abri SPAC I, Inc., Abri Merger Sub, Inc., and DLQ, Inc.	Form 8-K	000-51815	2.5	August 31, 2023
2.6	Equity Exchange Agreement by and between the Company, DSL Digital, LLC and Gregg Greenberg dated June 28, 2024	Form 8-K	000-40723	2.1	July 1, 2024
2.7	Share Exchange Agreement, by and between the Company, Odyssey SAS (dba BeOp) and the shareholders listed thereunder, dated as of August 1, 2024	Form 8-K	000-40723	2.1	August 7, 2024
3.1	Second Amended and Restated Certificate of Incorporation	Form 8-K	000-51815	3.1	November 8, 2023
3.2	Amended and Restated Bylaws	Form S-4	333-268133	Annex C	September 27, 2023
4.1	Specimen Common Stock Certificate	Form S-1	333-257916	4.2	July 15, 2021
4.2	Specimen Warrant Certificate	Form S-1	333-257916	4.3	July 15, 2021
4.3	Warrant Agreement dated August 9, 2021, by and between Continental Stock Transfer and Trust Company and Abri	Form 8-K	001-40723	4.1	August 13, 2021
4.4	Specimen Unit Certificate	Form S-1	333-257916	4.1	July 15, 2021
4.5	Form of Warrant	Form 8-K	001-40723	4.1	December 26, 2023
4.6	Form of Common Stock Purchase Warrant	Form 8-K	001-40723	4.1	February 20, 2024
4.7	Form of Convertible Promissory Note	Form 8-K	001-40723	4.1	April 4, 2024
4.8	Form of Simple Promissory Note	Form 8-K	001-40723	4.2	April 4, 2024
10.12+	Employment Agreement between Collective Audience, Inc. and Peter Bordes, dated December 5, 2023	Form 8-K	001-40723	10.1	December 11, 2023
10.14+	Collective Audience 2024 Equity Incentive Plan	Form 8-K	001-40723	10.2	January 5, 2024
10.15+	Executive Offer letter, by and between Collective Audience, Inc. and Chris Andrews, dated January 1, 2024.	Form 8-K	001-40723	10.1	January 5, 2024

10.16	Form of Securities Purchase Agreement	Form-8-K	001-40723	10.1	February 20, 2024
10.17	Form of Binding Letter of Intent, dated as of February 29, 2024, by and between Collective Audience, Inc. and the Odyssey SAS (dba BeOp)	Form 8-K	001-40723	10.1	March 1, 2024
10.18	Form of Joint Venture and Software License Agreement, dated as of February 29, 2024, by and between Collective Audience, Inc. and The Odyssey SAS (dba BeOp)	Form 8-K	001-40723	10.2	March 1, 2024
10.19	Form of Securities Purchase Agreement	Form 8-K	001-40723	10.1	April 4, 2024
10.20	Form of Reset Agreement of Common Stock Purchase Warrants	Form 8-K	001-40723	10.1	May 6, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Indicates a management or compensatory plan.

†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

*	Furnished herewith

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Collective Audience, Inc.

Date: August 14, 2024	By:	/s/ Peter Bordes
Peter Bordes
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Chris Andrews
Chris Andrews
Chief Operating Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)