Form 10-Q
period 2024-09-30
Collective Audience, Inc.
filed 2025-05-09
CIK 1854583

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(808) 829-1057

(Registrant’s telephone number, including area code)

(Former Name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
–	–	–

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

As of September 30, 2024, the registrant had 22,672,030 shares of common stock (par value $0.0001) outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. The consolidated financial statements have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued by filing with the SEC.

This Quarterly Report on Form 10-Q for the nine month period ended September 30, 2024 (this “Quarterly Report”), should be read in conjunction with our audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K, filed with the SEC on July 10, 2024.

The results of operations for the nine month period ended September 30, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024.

COLLECTIVE AUDIENCE, INC.

CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$568,607	$612,183
Accounts receivable, net	1,830,552	37,702
Other current assets	1,280,494	344,482
Total current assets	3,679,653	994,367
Property and Equipment	–	–
Intangible Assets	–	5,244,437
Goodwill	4,304,419	5,991,208
Total assets	$7,984,072	$12,230,012

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,873,806	$2,512,438
Accrued expenses	2,723,258	2,522,985
Other current liabilities	2,498,535	351,285
Total current liabilities	9,095,599	5,386,708
Other non-current liabilities	1,430,511	–
Promissory notes, related party	2,081,783	1,671,784
Convertible promissory notes, related party	1,931,250	1,931,250
Warrant revenue side-sharing liability	240,000	250,000
Derivative warrant liability	459,573	114,893
Total liabilities	15,238,716	9,354,635

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, par value of $0.0001, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, par value $0.0001, 200,000,000 shares authorized 22,672,030 and 13,726,810 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	2,267	1,373
Additional paid-in capital	46,434,636	42,878,075
Accumulated deficit	(53,691,547)	(40,004,071)
Total stockholders' (deficit) equity	(7,254,644)	2,875,377
Total liabilities and stockholders' (deficit) equity	$7,984,072	$12,230,012

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$3,128,238	$3,265,674	$3,128,238	$11,663,762
Cost of Goods Sold	353,818	–	353,818	–
Gross Income	2,774,420	3,265,674	2,774,420	11,663,762
Operating expenses:
Platform operations	–	3,207,706	–	10,790,605
Depreciation and amortization	–	388,087	755,437	1,165,534
General and administrative	2,514,056	1,325,256	4,695,926	3,806,841
Sales and marketing	4,644	–	185,644	60,000
Total operating expenses	2,518,700	4,921,049	5,637,007	15,822,980

Profit / (Loss) from operations	255,720	(1,655,375)	(2,862,587)	(4,159,218)

Other income (expense):
Interest income	–	(46,390)	–	(132,063)
Change in fair value of warrant side-sharing liability	(344,680)	–	(344,680)	–
Loss on impairments	(10,480,209)	–	(10,480,209)	–
Total other expense	(10,824,889)	(46,390)	(10,824,889)	(132,063)

Net loss before income taxes	(10,569,169)	(1,701,765)	(13,687,476)	(4,291,281)

Net loss	$(10,569,169)	$(1,701,765)	$(13,687,476)	$(4,291,281)

Net loss per share: Basic and Diluted	$(0.65)	$(0.15)	$(0.93)	$(0.38)
Weighted average common shares outstanding	16,292,592	11,400,000	14,713,663	11,400,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income / (Loss)	$(10,569,169)	$(1,701,765)	$(13,687,476)	$(4,291,281)

Total other comprehensive income / (loss)	(10,569,169)	(1,701,765)	(13,687,476)	(4,291,281)
Comprehensive income / (loss) attributable to Collective Audience	$(10,569,169)	$(1,701,765)	$(13,687,476)	$(4,291,281)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	–	$–	13,726,810	$1,373	$42,878,075	$(40,004,071)	$2,875,377
Shares issued for marketing consulting Services	–	–	350,000	35	322,965	–	323,000
Net loss for the period	–	–	–	–	–	(1,534,346)	(1,534,346)
Balance March 31, 2024	–	$–	14,076,810	$1,408	$43,201,040	$(41,538,417)	$1,664,031
Logiq share distribution	–	–	1,681,439	168	–	–	168
Shares issued for marketing consulting services	–	–	464,239	46	266,533	–	266,579
Net loss for the period	–	–	–	–	–	(1,583,961)	(1,583,961)
Balance June 30, 2024	–	$–	16,222,488	$1,622	$43,467,573	$(43,122,378)	$346,817
Shares issued for acquisition BeOP	–	–	3,006,667	301	1,352,699	–	1,353,000
Shares issued for acquisition DSL	–	–	3,242,875	324	1,520,584	–	1,520,908
Shares issued for consulting services	–	–	200,000	20	93,780	–	93,800
Net loss for the period	–	–	–	–	–	(10,569,169)	(10,569,169)
Balance September 30, 2024	–	$–	22,672,030	$2,267	$46,434,636	$(53,691,547)	$(7,254,644)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance January 31, 2023	11,400,000	$–	$20,346,025	$(14,041,235)	$6,304,790
APIC	–	–	202,390	–	202,390
Net loss for the period	–	–	–	(1,560,399)	(1,560,399)
Balance March 31, 2023	11,400,000	$–	$20,548,415	$(15,601,634)	$4,946,781
APIC	–	–	464,500	–	464,500
Net loss for the period	–	–	–	(1,029,117)	(1,029,117)
Balance June 30, 2023	11,400,000	$–	$21,012,915	$(16,630,751)	$4,382,164
APIC	–	–	464,500	–	464,500
Net loss for the period	–	–	–	(1,701,765)	(1,701,765)
Balance September 30, 2023	11,400,000	$–	$21,477,415	$(18,332,516)	$3,144,899

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,687,476)	$(4,291,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	–	32,378
Amortization Expense	755,437	1,133,156
Share-based compensation	–	1,130,250
Non-cash operating lease expense	–	58,122
Impairment of Intangible Assets	4,489,000	–
Changes in operating assets and liabilities:
Accounts Receivable	(1,792,850)	(142,804)
Accrued Expenses	200,273	–
Other current assets	(936,012)	(848,511)
Other current liabilities	2,147,250	–
Accounts payable, accrued expenses and other liabilities	1,361,368	661,732
Net cash used in operating activities	(7,463,010)	(2,266,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding from related party	–	1,083,151
Payment of / Proceeds from convertible promissory notes and Warrant revenue	399,999	5,000,000
Proceeds from factor	–	1,033,480
Net cash provided by financing activities	399,999	7,116,631

NET CHANGE IN CASH	(7,063,011)	4,849,673
Cash - Beginning of period	612,183	417,074
Cash - End of period	$568,607	$5,262,539

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Goodwill	1,686,789	–
BeOP Outstanding Liabilities	1,430,511	–
Fair market derivative warrant adjustment	344,680	–
Common Stock issued	894	–
Issuance of common stock for marketing consulting Services	–	–
Issuance of common stock for acquisition BeOP	–	–
Issuance of common stock for acquisition DSL	3,556,561	(4,208)
Issuance of common stock for Logiq share distribution	–	–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

COLLECTIVE AUDIENCE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Month Period Ended September 30, 2024

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Corporate Information and Business Overview

Collective Audience, Inc. (the “Company”) operates primarily through its subsidiaries, DLQ INC., a Nevada corporation ( “DLQ”), DSL Digital, LLC, a Utah Limited Liability Company (“DSL”) and The Odyssey SAS (dba BeOP) (“BeOP”), a company organized under the laws of France

DLQ

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

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

The business combination between the merger of Abri Merger Sub, Inc. with and into DLQ, with DLQ surviving the merger as a wholly owned subsidiary of the Company. Upon the closing of the acquisition, the Company changed its name to “Collective Audience, Inc.” Abri Merger Sub, Inc issued 11.4 million shares in exchange for all of the outstanding shares of DLQ. At $10 per Abri share, the valuation of the Company was $114 million.

The accompanying unaudited consolidated financial statements represent the financial position and result of operations of the Company, with its subsidiary BeOp and DSL as the source of operations.

DSL

On June 28, 2024 the Company acquired DSL Digital LLC, a Utah limited liability company (“DSL”). DSL is a global marketing platform with proprietary artificial intelligence technology that enables it to triple the performance of its competitors (for Fortune 500 companies such as SAP and Accenture). DSL’s fast-growing Business-to-Business (B2B) and Direct-to-Consumer (DTC) advertising channels are now able to create unique, never-before-seen programs for brands and publishers using the BeOp platform, forming the basis for the launch of Collective Audience, Inc’s “Audience Service” offering and its expansion into B2B advertising and media.

BeOp

On August 1, 2024, the Company entered into a Share Exchange Agreement (the “Purchase Agreement”) by and among the Company, BeOp, and all shareholders of BeOp (the “Sellers” and each a “Seller”), pursuant to which the Company purchased one hundred percent (100%) of the outstanding equity interests in BeOp, resulting in BeOp becoming a wholly-owned subsidiary of the Company (the “BeOp Business Combination”). The BeOp Business Combination closed concurrently on August 1, 2024. BeOp brings to Collective Audience an AI-driven, RevShare- and SaaS-based performance advertising and consumer data platform. Recognized as the first independent conversational ecosystem for media and brands, it sets new industry standards for effective reach, engagement, click-through rates and transactions.

The transaction executed through the issuance of 3,006,667 shares of common stock, priced at $0.45 per share, resulting in a total purchase consideration of $1,353,000. The acquisition was finalized on August 1, 2024, in accordance with ASC 805 (Business Combinations). As part of the transaction, no separately identifiable tangible or intangible assets were recognized. The entire purchase price was allocated to Goodwill, amounting to $2,783,511, reflecting the anticipated future economic benefits derived from BeOp’s operations, market position, and strategic synergies with Collective Audience. Additionally, BeOp’s financial position at the acquisition date included $1,430,511 in liabilities, which were assumed as part of the transaction. The acquisition aligns with Collective Audience’s strategic initiatives to strengthen its market presence and enhance operational efficiencies. As required under ASC 350, the recorded Goodwill will be subject to annual impairment testing. Furthermore, no immediate impact on earnings is expected, as goodwill is not amortizable but subject to impairment assessment. Management remains committed to ensuring transparency and compliance in financial reporting, and all necessary disclosures have been incorporated in accordance with ASC 805 requirements.

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

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

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

As previously disclosed, the closing of the Acquisition was conditioned, in part on BeOp’s debt restructuring proceedings with the Commercial Court of Paris, France (the “Restructured Debt”). As part of the Binding LOI, the Company had contributed to an escrow account (at the direction of the Commercial Court of Paris) €350,000 (the “Debt Escrow”). As of the Closing Date, the Debt Escrow, at the direction of the Commercial Court of Paris, was released to the Company. As part of the debt restructuring by the Commercial Court, Collective Audience obtained the outstanding expense liabilities of $1,430,511 to be distributed over ten (10) years of the course of the business. The outstanding liabilities with the shares distributed assigned $2,783,511 of Goodwill. Furthermore, as of the Closing Date, the Sellers and BeOp (within the limits of their respective powers and positions in BeOp prior to the Closing), will continue their role in managing the insolvency procedure before the commercial Court of Paris until its completion to facilitate the orderly completion of such proceedings, at no additional cost to Company. BeOp and the Sellers agree to cooperate in good faith following the closing of the Purchase Agreement to effectuate the completion of said court proceedings before the commercial Court of Paris. The Interim License Agreement was terminated as of the Closing Date.

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

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

The Merger Consideration and Treatment of Securities

At Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of shares of Abri Common Stock:

•	The total consideration paid at Closing (the “Merger Consideration”) by Abri to DLQ security holders was 11,400,000 shares of the Company common stock valued at $114 million (the “Consideration Shares”);

•	Each share of DLQ Common Stock, if any, that was owned by Abri, Merger Sub, DLQ or any other affiliate of Abri immediately prior to the effective time of the Merger (the “Effective Time”) was automatically cancelled and retired without any conversion or consideration;

•	each share of Merger Sub common stock, par value $0.0001 per share (“Merger Sub Common Stock”), issued and outstanding immediately prior to the Effective Time was converted into one newly issued share of Common Stock of the Surviving Corporation.

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

The Company has authorized 200,000,000 shares of common stock, and an additional 100,000,000 shares of preferred stock, par value $0.0001 per share. The outstanding shares of the Company’s common stock are fully paid and non-assessable. As of the Closing Date, there were 13,220,263 shares of Common Stock outstanding, no shares of preferred stock outstanding, and warrants to purchase 6,028,518 shares of Common Stock. Company stockholders who hold their shares in electronic format in U.S. brokerage accounts are not deemed to be separate stockholders, as such shares are held of record by CEDE and Co., which is counted by our transfer agent as a single stockholder of record. Such holder numbers do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

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

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION (cont.)

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2023:

Cash - Trust and Escrow	$5,667,221
Less: Transaction Expenses Paid	5,557,206
Net proceeds from the Business Combination	110,015
Less: Recognition of SPAC closing balance sheet	(3,603,034)
Reverse capitalization, net	$(3,493,019)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination are as follows:

Abri common stock outstanding prior to Business Combination	5,733,920
Less: Redemption of Abri common stock	(5,671,735)
Common stock of Abri	62,185
Abri private units outstanding	294,598
Abri founder shares outstanding	1,433,480
Other	29,800
Business Combination shares	1,820,063
CAUD common stock	11,400,000
Common stock immediately following Business Combination	13,220,063
Brownstone investment	232,559
Timothy Wong (Brownstone)	232,559
Other shares issued during FY23	41,629
Weighted-average common shares outstanding – Basic and Diluted	13,726,810

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

USE OF ESTIMATES

The preparation of the Company’s unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the consolidated financial statements are prepared. Actual results could differ from those estimates.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

LIQUIDITY

The Company requires substantial amounts of operating cash for operating activities, including salaries and wages paid to the employees and contractors, general and administrative expenses, and others. As of September 30, 2024, the Company had $556,423 in cash equivalents and no restricted cash.

The Company incurred operating losses and generated negative operating cash flows for the nine months ended September 30, 2024, of $12,460,498. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statement was available to be issued.

The Company considers operating results, capital resources and financial position, in combination with current projections and estimates, as part of its plan to fund operations over a reasonable period of time. The future viability of the company beyond 2024 is largely dependent on outside funding or additional sources of financing.

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

RISKS AND UNCERTAINTIES

The Company relies on cloud-based hosting through a global accredited hosting provider. Management believes that alternate sources are available; however, disruption or termination of this relationship could adversely affect the Company’s operating results in the near-term.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

GOODWILL

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. There were no impairments recorded for period September 30, 2023 but for ending period September 30, 2024 the Company elected to impair the full value of the Weyland technology acquisition post full year integration review of the operations.

INTANGIBLE ASSETS

The Company’s intangible assets consist of a trademark name and software technology that was acquired as part of the acquisition of Push Holdings, Inc. as well as the customer list acquired as part of the Battle Bridge acquisition. Post full year review of the business period ending September 30, 2024 the Company elected to impair the remaining balance prior to year end.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company classifies its long-life assets into: (i) computer and office equipment; (ii) furniture and fixtures, (iii) leasehold improvements, and (iv) finite life intangible assets.

The Company evaluates the recoverability of long-lived assets annually, or more frequently whenever events or changes in circumstances indicate the assets might be impaired. If the carrying value of the long-life asset is not recoverable on a future cash flow basis, an impairment is recognized. As of the period ended September 30, 2024 the Company had recorded impairment charges on the Goodwill from its business combination of Push Interactive LLC and the remaining amortization of assets as well from Battle Bridge and Push Interactive. No impairment of assets were recorded on September 30, 2023.

LEASE

The Company adopted ASU 2016-02, Leases (Topic 842), on January 8, 2020, using a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized at the present value of future lease payments. There were no impairments recorded for the periods ended September 30, 2024 and September 30, 2023.

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

The allowance for doubtful accounts as of September 30, 2024 and December 31, 2023, amounts to $0 and $0, respectively. Bad debt expense as of ended September 30, 2024 and December 31, 2023, amounted to $0 and $0, respectively, and are included in G&A in the accompanying consolidated statement of operations.

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

For the period ended September 30, 2024 all factored receivables were settled and balances zeroed. Factored receivables for the year ended December 31, 2023 was in the amount of $0.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

During the three and nine months ended September 30, 2024 there were 25 clients between DSL and BeOp.

As of September 30, 2024, there was only one significant client in accounts receivable - SAP.

As of September 30, 2024, there were no significant vendors in accounts payable.

NOTE 3 — INTANGIBLE ASSETS, NET

Intangibles, net, consists of the following as of September 30, 2024:

	September 30, 2024	December 31, 2023
Trademark/Names	$1,060,000	$1,060,000
Software	5,980,000	5,980,000
Customer List	2,929,611	2,929,611
Impairment	(4,489,000)	0
Less accumulated amortization	(5,480,611)	(4,725,174)
Intangibles, net	$–	$5,244,437

For the nine months ended September 30, 2024 and 2023, the Company recorded approximately $755,437 and $1,165,534 respectively, in amortization expense.

As of September 30, 2024 the period balance includes $4,489,000 of impairment reducing the remaining balance of DLQ and Push Interactive’s Trademark, Software and Customer List assets to zero.

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

NOTE 4 — REVENUE RECOGNITION (cont.)

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

Media Display Advertising

For its Media Display revenue, the Company provides advertising audience engagement optimization via display ads that generate views which are paid for by the customer. The Company has concluded that this constitutes a single performance obligation for financial reporting purposes and that such an obligation is recognized at a point of time, for which the Company is transferring value to the customer through delivery.

NOTE 4 — REVENUE RECOGNITION (cont.)

Consulting Services

For its Consulting Services revenue, the Company provides digital performance advertising and marketing services through its proprietary AI tool which are paid for by the customer. The Company has concluded that this constitutes a single performance obligation for financial reporting purposes and that such an obligation is recognized at a point of time, for which the Company is transferring value to the customer through delivery.

Revenue consists of the following as of September 30, 2024 and September 30, 2023:

	For the nine months ended
	September 30, 2024	September 30, 2023
Lead Generation	$–	$2,135,469
Affiliate Management	–	9,189,208
Reengagement	–	339,085
Media Display Advertising	1,872,878	–
Consulting Services	1,255,360	–
Revenue	$3,128,238	$11,663,762

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Computer and equipment	$–	$59,169
Leasehold improvements	–	165,957
Total equipment	–	225,126
Less accumulated depreciation	–	(225,126)
Property and equipment, net	$–	$–

Depreciation expenses for the  three and nine months ended September 30, 2024 and September 30, 2023 respectively, amounted to $0 and $172,074 as all property and equipment has been disposed ending December 31, 2023.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Credit cards	$279,317	$207,163
Payroll	2,436,796	2,315,822
Other	7,145	–
Accrued Expenses, net	$2,723,258	$2,522,985

NOTE 7 — OTHER CURRENT LIABILITIES

Other liabilities consist primarily of the following:

	September 30, 2024	December 31, 2023
VAT	$22,104	$–
Customer Deposits	1,540,331	–
Unsecured promissory notes	904,742	–
Bayview Line of Credit	–	37,702
D&O Insurance payable	31,358	313,583
Other Current Liabilities	$2,498,535	$351,285

NOTE 7.1 — OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist primarily of the following:

	September 30, 2024	December 31, 2023
BeOp Outstanding Liabilities	$1,430,511	$–

NOTE 8 — INCOME TAX

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

The Company incurred net operating losses for the three and nine months ended September 30, 2024, and 2023. The Company is subject to U.S. federal corporate income tax rate of 21% and estimated state tax rate of 8.7%

As of September 30, 2024, and 2023, this company does not have any net deferred tax assets.

	September 30, 2024	December 31, 2023
Statutory tax rate	21.00%	21.00%
State income tax	8.70%	8.70%
Change in Valuation Allowance	–%	–%
True-Up	–%	–%
Change in State Rate	–%	–%
Total	29.70%	29.70%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Details of the Company’s deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023 were as follows:

Deferred Tax Assets and Liabilities	September 30, 2024	December 31, 2023
Startup costs	$–	$–
Depreciation	–	–
Amortization	–	–
Net Operating Loss	13,687,476	4,575,314
Valuation Allowance	(13,687,476)	(4,575,314)
Net Deferred Tax Assets	$–	$–

Management has determined that it is more likely than not that the Company will not realize its net deferred tax asset, and accordingly, a valuation allowance has been deemed necessary. As of September 30, 2024, and December 31, 2023, respectively, the valuation allowance is $13,687,476 and $4,575,314.

The Company reports income tax related interest and penalties within the income tax line item on the consolidated statements of operations. The company likewise reports the reversal of income tax-related interest and penalties within such line item to the extent it resolves the liabilities for uncertain tax positions in a manner favorable to the accruals. As of September 30, 2024, and 2023, the Company has not recorded any uncertain tax positions.

NOTE 9— STOCKHOLDERS’ EQUITY

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

For the three month period ended September 31, 2024 and 2023, the company recorded $0 and recovery of $0 for stock-based compensation related to the RSUs, respectively.

Total shared-based compensation expense related to non-vested awards not yet recognized was approximately $1,729,000 as December 31, 2021.

The table below reflects the RSU’s activity for the periods ended September 30, 2024:

Nonvested as of December 31,2021	266,667
Granted	–
Vested	(16,667)
Forfeited	(250,000)
Nonvested as of December 31, 2022	–
Nonvested as of December 31, 2023	–
Nonvested as of September 30, 2024	–

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

NOTE 10 — LOSS PER SHARE

Basic loss per share is computed by dividing net income available to Common Stockholders (the numerator) by the weighted average number of Common Stock outstanding for the period (the denominator). The computation of net loss per share as of September 30, 2024 is as follows:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net Loss	$(10,569,169)	$(1,701,765)	$(13,687,476)	$(4,291,281)
Weighted-average common shares outstanding – Basic and Diluted	16,292,592	11,400,000	14,713,663	11,400,000
Net loss per share – Basic and Diluted	$(0.65)	$(0.15)	$(0.93)	$(0.38)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

The Company’s net rental expense was approximately $2,160 and $76,188 for the nine months ended September 30, 2024 and 2023, respectively. As of September, 2024, the Company had no sub-lease agreements and no future commitment of rental payments.

NOTE 12 — LEGAL

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

NOTE 12 — LEGAL (cont.)

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

NOTE 13 — RELATED PARTIES

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

The settlement of the Abri convertible note, related party, in the amount of $1,931,250 and promissory note, related party, in the amount of $1,671,784, warrants for $240,000, noted received for $400,000 and warrant valuation adjustment in the amount $459,573 for a total of $4,712,606.

Related Party Unsecured Note

On March 31, 2024 (the “Promissory Note Closing Date”), the Company entered into a simple promissory note (the “Promissory Note”) with the Company’s Chief Executive Officer, Peter Bordes, pursuant to which Mr. Bordes lent certain money to the Company. The Promissory Note is for an aggregate principal amount of up to €300,000 and has a one (1) year maturity from the Promissory Closing Date, with an interest rate of 7.5% per annum. The lender of the Promissory Note, Peter Bordes, is a related party to the Company and the issuance of the note is a related party Transaction (the “Related Party Transaction”). The offer and sale of the Promissory Note was reviewed and authorized unanimously by the independent directors of the Company’s board, in accordance with the Nasdaq rule 5630(a).

NOTE 14 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date these financial statements were issued, for their potential impact on the consolidated financial statements and disclosures and there were the following subsequent events to report:

Dismissal of Previous Independent Registered Public Accounting Firm

Effective November 13, 2024, the Company dismissed Yusufali & Associates, LLC (“Yusufali”) as the Company’s independent registered public accounting firm, which dismissal was approved by the Company’s Audit Committee. The decision to dismiss the Company’s independent registered public accounting firm was the direct result of an order (the “Order”) of the Public Company Accounting Oversight Board (the “PCAOB”) dated October 22, 2024, (PCAOB Release No. 105-2024-042), revoking Yusufali’s PCAOB registration. The Company received notice of Yusufali’s PCAOB registration revocation from the Securities and Exchange Commission (the “SEC”) via a letter from the SEC to the Company dated October 28, 2024.

Yusufali’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, except that it did include an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Yusufali on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Yusufali’s satisfaction, would have caused Yusufali to make reference to such disagreements in its audit reports.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

Effective November 13, 2024, the Company appointed GreenGrowth CPAs (“GreenGrowth”) as the Company’s new independent registered public accounting firm. The Audit Committee of the Board approved the appointment of GreenGrowth.

During the fiscal year ended December 31, 2023 and the interim period from January 1, 2024 to November 13, 2024 neither the Company, nor anyone acting on its behalf, consulted with GreenGrowth regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and GreenGrowth did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

On December 9, 2022, we held a special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination up to six times for an additional one month each time, from February 12, 2023 to August 12, 2023, by depositing $87,500 into the Trust Account for each one-month extension. In connection with the special meeting, 4,481,548 shares of common stock were tendered for redemption, resulting in redemption payments of $45,952,279 out of the Trust Account. On August 7, 2023, we held a second special meeting of stockholders at which such stockholders voted to amend our amended and restated certificate of incorporation and investment trust agreement, giving us the right to extend the date by which we must complete our Initial Business Combination from August 12, 2023 to February 12, 2024 with no additional payment to the Trust Account. In connection with the special meeting, 570,224 shares were tendered for redemption. As a result, $6,055,325 ($10.62 per share), after deducting allowable taxes, was removed from our Trust Account to pay such holders. We have 682,148 shares of common stock subject to possible redemption outstanding as of September 30, 2024.

Nasdaq Delisting

As previously disclosed in those Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on January 10, 2024, April 25, 2024 and May 30, 2024, by the Company, on December 22, 2023, April 19, 2024 and May 23, 2024, respectively, Collective Audience, Inc. (the “Company”), received notification letters (the “Nasdaq Notices”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq Qualifications Department”) advising the Company that it was not in compliance with the Nasdaq Stock Market LLC (the “Nasdaq”) continued listing requirements under (i) Nasdaq Listing Rule 5250(c)(1) (the “Reports Rule”) as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) and its Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2024 (the “Form 10-Q,” and together with the Form 10-K, the “Delinquent Reports”) (ii) Nasdaq’s Listing Rule 5450(b)(2)(A) requiring the market value of listed securities to be above $50,000,000 for continued listing (the “MVLS Rule”) and (iii) that the market value of publicly held shares had fallen below the minimum $15,000,000 million requirement for continued listing under Listing Rule 5450(b)(2)(C) Pursuant to the Nasdaq Notices, the Company was provided until June 19, 2024 to regain compliance with the MVLS Rule and MVPHS Rule and submit the Delinquent Reports with the Commission. As of August 14, 2024, the Company has filed all the Delinquent Reports and all other periodic reports required under the Securities and Exchange Act of 1934, as amended, with the Commission.

On August 14, 2024, the Company received a letter (the “Nasdaq Delisting Notice”) from the staff of Nasdaq stating that Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s common stock, and pursuant to which the trading of the Company’s securities will be suspended at the open of business on August 16, 2024.

The Company’s common stock began trading, under its current trading symbol “CAUD”, on the OTCQB Market operated on the OTC Markets system effective with the open of the markets on August 16, 2024.

In connection with the Nasdaq Delisting Notice, Nasdaq completed the delisting by filing a Form 25-NSE Notification of Delisting with the Commission on October 15, 2024.

Results of Operations

Three Months Ended September 2024 Compared to Three Months Ended September 2023 (in thousands):

Our only activities from March 18, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to consummate the IPO and identify a target company for a Business Combination and restructuring post-acquisition deals. Prior to the Business Combination, we have generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. On November 2, 2023, we closed the Business Combination, at which time our operations became based primarily on those of our wholly-owned subsidiary, DLQ Inc. And on August 1, 2024 the completed acquisition of BeOp.

Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$3,128,238	$3,265,674	$(137,436)	-4.2%

The Revenue was primarily due to a change in business directions with the acquisition of DSL and BeOp organizations.

Operating Expenses- Platform Operations

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Platform Operations	$–	$3,207,706	$(3,207,706)	–%

The decrease in Platform operations was primarily due to a change in business direction with the acquisition of the DSL and BeOp organizations.

Depreciation and amortization

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Depreciation and amortization	$–	$388,087	$(388,087)	-100%

The decrease in depreciation was primarily due to the impairment of DLQ and Push Interactive’s assets.

General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
General and Administrative	$2,514,056	$1,325,256	$1,188,800	90%

The increase in general and administrative expenses is primarily due to legal costs in the amount of $277,964 post business combination and SEC filings and payroll expenses in the amount of $1,124,974 incurred between BeOp and DSL offset by intercompany payables eliminations.

Selling and Marketing Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Sales and Marketing	$4,644	$–	$4,644	0%

The increase in Sales and Marketing expenses was primarily due to the acquisition of the DSL and BeOp operations.

Total Other Expense, Net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Total Other Expenses, net	$(10,480,209)	$(46,390)	$(10,433,819)	-22,492%

Total other expense, net, for the three months ended September 30, 2024 was primarily for impairment and write off of DLQ and Push Interactive’s intangible assets.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $568,607 and a working capital deficiency of $(5,415,946) As of September 30, 2024, post close of the Initial Business combination, the Trust account was closed. After the Business Combinations, the remaining funds held in the Trust Account was used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Cash used in operating activities for the three and nine months ended September 30, 2024 was $11,963,304 and $11,952,010. We expect that we will need additional capital to satisfy our liquidity needs.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2024 and 2023:

	For the nine months ended
	September 30,	September 30,	2024 vs 2023
	2024	2023	$ Change	% Change
Net cash and restricted cash used in operating activities	$(7,463,010)	$(2,266,958)	$(5,196,052)	-229.2%
Net cash and restricted cash used in investing activities	–	–	–	–
Net cash and restricted provided by financing activities	399,999	7,116,631	(6,716,632)	-94.4%
Net change in Non-cash investing and financing activities	7,019,435	(4,208)	7,023,643	166911%
Net change in cash + Non-Cash	(43,576)	4,845,673	(4,889,041)	-100.9%
Cash Beginning	612,183	417,074	195,109	46.8%
Year-end cash	$568,607	$5,262,539	$(4,693,932)	-89.2%

Cash Flows from Operating Activities. During the nine months ended September 30, 2024 and 2023, the primary use of cash, cash equivalents and restricted cash was impairment of Intangible Assets.

Cash Flows from Investing Activities. During the nine months ended September 30, 2024 and 2023, the primary use of cash, cash equivalents and restricted cash used in investing activities was impairment of Goodwill.

Cash Flows from Financing Activities. During the nine months ended September 30, 2024, the primary source of cash, cash equivalents and restricted cash was additional funding.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024 and 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of September 30, 2024, and 2023, we owed the Sponsor $0 and $0, respectively, under this agreement, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. We began incurring these fees on August 9, 2021 and stopped upon the completion of the Business Combination.

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

Notwithstanding the conclusion by our CEO and CFO that our Disclosure Controls as of September 30, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the date presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Changes in Internal Control over Financial Reporting

Except for ongoing remediation activities, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

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

Collective Audience, Inc.

Date: May 9 2025	By:	/s/ Peter Bordes
Peter Bordes
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Gerald Garcia
Gerald Garcia
Interim Consulting Chief Financial Officer (Principal Financial and Accounting Officer)

